Form 10-Q
period 1999-06-30
CLARENT CORP/CA
filed 1999-08-16
CIK 1068292

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                     FORM 10-Q



                                    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the quarterly period ended June 30, 1999

                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______
                              Commission File Number


                                CLARENT CORPORATION
              (Exact name of registrant as specified in its charter)

                  Delaware                                   77-0433687
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)





                               700 Chesapeake Drive
                          Redwood City, California 94063
               (Address of principal executive offices and zip code)



                   Registrant's telephone number: (650) 306-7511



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                     -----  -----

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 27,594,966 at July 31, 1999.


         This report consists of 25 pages of which this page is number 1.

                                CLARENT CORPORATION

                                     FORM 10-Q

                                       INDEX
                                       -----

                                                                                               Page No.
                                                                                           ------------------
Part I:  Financial Information

        Item 1:  Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of  June 30, 1999
                    and December 31, 1998                                                          3

                Condensed Consolidated Statements of Operations for the Three
                   and Six Month Periods Ended June 30, 1999 and 1998                              4

                Condensed Consolidated Statement of Cash Flows for the
                  Six Month Periods Ended June 30, 1999 and 1998                                   5

                Notes to Unaudited Condensed Consolidated Financial Statements                     6

        Item 2:  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            9

        Item 3:  Quantitative and Qualitative Disclosures About Market Risk                       14

Part II:  Other Information

            Item 2:  Changes in Securities                                                        24

            Item 4:  Submission of Matters to a Vote of Security Holders                          24

            Item 6:  Exhibits and Reports on Form 8-K                                             24

            Signatures                                                                            25

                           PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                CLARENT CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                      June 30,        December 31,
                                                        1999              1998
                                                    -----------       ------------
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents....................   $     4,273      $    11,903
   Accounts receivable, net.....................        13,227            6,943
   Inventories..................................         5,578            3,620
   Prepaid expenses and other current assets....           729              478
                                                   -----------      -----------
       Total current assets.....................        23,807           22,944
Property and equipment, net.....................         5,104            2,233
Other assets....................................           396                -
                                                   -----------      -----------
                                                   $    29,307      $    25,177
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................   $     5,547      $     2,905
   Line of credit...............................         5,300            2,500
   Deferred revenue.............................         7,637            4,414
   Other accrued liabilities....................         2,857            1,594
   Long term debt, current portion..............           627                -
                                                   -----------      -----------
       Total current liabilities................        21,968           11,413
Long term debt..................................           575                -
Stockholders' equity:
   Convertible preferred stock..................        21,356           21,024
   Common stock.................................        26,381            2,746
   Deferred compensation........................        (9,719)          (1,771)
   Accumulated other comprehensive loss.........           (44)             (68)
   Accumulated deficit..........................       (31,210)          (8,167)
                                                   -----------      -----------
   Total stockholders' equity...................         6,764           13,764
                                                   -----------      -----------
                                                   $    29,307      $    25,177
                                                   ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                                CLARENT CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                    (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        1999         1998         1999          1998
                                                     ----------   ----------    ---------    ----------
Net revenue.......................................   $    9,304   $    3,083    $  16,018    $    5,479
Cost of revenue...................................        4,146        1,396        7,427         2,176
                                                     ----------   ----------    ---------    ----------
  Gross profit....................................        5,158        1,687        8,591         3,303
                                                     ----------   ----------    ---------    ----------

Operating expenses:
  Research and development........................        1,991          698        3,557         1,238
  Sales and marketing.............................        5,623        1,553        9,648         2,735
  General and administrative......................        1,272          554        2,629           730
  Amortization of compensation....................       13,662           84       15,642            86
                                                     ----------   ----------    ---------    ----------
     Total operating expenses.....................       22,548        2,889       31,476         4,789
                                                     ----------   ----------    ---------    ----------

Loss from operations..............................      (17,390)      (1,202)     (22,885)       (1,486)

Interest expense, net.............................         (163)        (101)        (147)         (141)
                                                     ----------   ----------    ---------    ----------

Loss before provision (benefit) for income taxes..      (17,553)      (1,303)     (23,032)       (1,627)
Provision (benefit) for income taxes..............           11           (1)          11            (1)
                                                     ----------   ----------    ---------    ----------

Net loss..........................................   $  (17,564)  $   (1,302)   $ (23,043)   $   (1,626)
                                                     ==========   ==========    =========    ==========

Basic and diluted net loss per share..............   $    (2.73)  $    (0.46)   $   (3.87)   $    (0.63)
                                                     ==========   ==========    =========    ==========

Shares used in computing basic and diluted .......
  net loss per share..............................        6,429        2,840        5,951         2,597
                                                     ==========   ==========    =========    ==========

    See accompanying notes to condensed consolidated financial statements.

                               CLARENT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                  1999            1998
                                                                             ------------     ------------
    Operating activities:
      Net loss.......................................................        $   (23,043)     $    (1,626)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation................................................                869              120
         Amortization of compensation................................             15,642               86
         Changes in operating assets and liabilities:
           Accounts receivable.......................................             (6,284)          (3,108)
           Inventories...............................................             (1,958)            (853)
           Prepaid expenses and other current assets.................               (251)            (196)
           Other assets..............................................               (396)               5
           Accounts payable..........................................              2,642              393
           Deferred revenue..........................................              3,223            2,273
           Other accrued liabilities.................................              1,263              444
                                                                             -----------      -----------
    Net cash used in operating activities............................             (8,293)          (2,462)
                                                                             -----------      -----------

    Investing activities:
      Purchases of property and equipment............................             (3,740)            (390)

    Financing activities:
      Proceeds from line of credit...................................              2,800                -
      Proceeds from issuance of long term debt.......................              1,202                -
      Proceeds from issuance of preferred stock......................                332            7,058
      Proceeds from Series C bridge notes............................                  -            2,600
      Principal payment on Series C bridge notes.....................                  -             (550)
      Proceeds from issuance of common stock.........................                 45               13
                                                                             -----------      -----------
    Net cash provided by financing activities........................              4,379            9,121
                                                                             -----------      -----------

    Effect of exchange rate changes on cash and cash equivalents.....                 24              (16)
                                                                             -----------      -----------

    Net increase (decrease) in cash and cash equivalents.............             (7,630)           6,253
    Cash and cash equivalents at beginning of period.................             11,903              474
                                                                             -----------      -----------
    Cash and cash equivalents at end of period.......................        $     4,273      $     6,727
                                                                             ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                                CLARENT CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Clarent Corporation (the Company) as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission effective on June 30, 1999. Certain prior period balances have been reclassified to conform to current period presentation.


2.   Inventories

     Inventories consist of the following (in thousands):

                                                    June 30,    December 31,
                                                      1999          1998
                                                   ----------   ------------
       Raw materials................               $    3,929     $  2,529
       Finished goods...............                    1,649        1,091
                                                   ----------     --------
                                                   $    5,578     $  3,620
                                                   ==========     =========

3.   Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, requiring foreign currency translation adjustments, which currently are reported in stockholders' equity, to be included in other comprehensive income/loss. Prior year financial statements have been reclassified to conform to the requirements of FAS 130. At June 30, 1999, the Company's accumulated other comprehensive loss consisted entirely of cumulative translation adjustments. The Company's total comprehensive income (loss) is as follows (in thousands):

                                                   Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                     1999        1998          1999        1998
                                                 ----------   ----------    ---------    ---------
       Net loss...............................   $  (17,564)  $   (1,302)   $ (23,043)   $  (1,626)
       Other comprehensive income (loss)......           (2)         (12)          24          (16)
                                                 -----------  -----------   ---------    ---------
       Comprehensive loss.....................   $  (17,566)  $   (1,314)   $ (23,019)   $  (1,642)
                                                 ===========  ===========   ==========   ==========

4.   Income Taxes

     The provision for income taxes of approximately $11,000 for the three month and six month periods ending June 30, 1999 consists entirely of foreign income tax provided on the profits attributable to the Company's foreign operations.

                                CLARENT CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Short Term Borrowings

     In May 1998, the Company established a $5,000,000 line of credit with a financial institution. The interest rate on this credit facility was variable and was equal to one-half of one percentage point above the prime rate. Under the terms of this arrangement, the Company is to pay an additional, pro-rated fee of 0.4% of all advances drawn in excess of $3,000,000. In addition, borrowings under this arrangement are limited to the Company's eligible receivable base. The terms of the line of credit establish certain affirmative and negative covenants, under which the Company must maintain certain financial ratios and corporate reporting practices, respectively. In February 1999, the financial institution increased the line of credit to $7,000,000 and revised the ratios. In June 1999, the financial institution revised the line of credit to include eligible inventory, further revise the ratios, and increase the interest rate to prime plus 4%. Borrowings under the line of credit are secured by substantially all of the assets of the Company. At June 30, 1999, $5,300,000 was outstanding under this line of credit. The line of credit agreement expires February 16, 2000.

6.   Long Term Debt

     In February 1999, the Company entered into a $3,000,000 equipment term loan facility. The loan bears interest at the bank's prime rate plus .75%. Under the terms of the agreement, the Company granted a security interest in certain assets of the Company and must maintain financial covenants. Borrowings and interest are repayable in installments over 24 to 27 months. As of June 30, 1999, there was approximately $1,202,000 outstanding against the term loan facility.

7.   Stock Split

     In April 1999, the Company's board of directors approved a two-for-one split of the Company's common stock. The stock split became effective on June 28, 1999. In addition, each share of the Company's convertible preferred stock converted into two shares of common stock upon the closing of the initial public offering on July 7, 1999. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted retroactively.

     On April 8, 1999, the Company's board of directors authorized the reincorporation of the Company in Delaware. The par value of the preferred and common stock is $0.001 per share. On the closing of the Company's initial public offering, the Amended and Restated Certificate of Incorporation was amended to authorize 5,000,000 shares of preferred stock and 50,000,000 shares of common stock. The board of directors has the authority to fix or alter the designations, powers, preferences, and rights of the preferred stock without the approval of the Company's stockholders.

8.   Segments of an Enterprise and Related Information

     The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony systems. Net revenue for non-U.S. locations are substantially the result of export sales from the U.S. Net revenue by geographic region based on customer location were as follows (in thousands):

                                                       Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        1999         1998         1999          1998
                                                     ----------   ----------    ---------    ----------
 Net revenue
       United States..............................   $    3,338   $    1,576    $   7,658    $    2,967
       Other Americas.............................           59            3          133             3
       Europe.....................................          657           65          875            71
       Asia.......................................        5,250        1,439        7,352         2,438
                                                     ----------   ----------    ---------    ----------
 Total............................................   $    9,304   $    3,083    $  16,018    $    5,479
                                                     ==========   ==========    =========    ==========

                                CLARENT CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Net Loss Per Share

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding shares subject to a right of repurchase by the Company. Outstanding shares subject to repurchase are not included in the computations of basic and diluted net loss per share until the time-based vesting restrictions have lapsed. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the computation of net loss per share as their effect is anti-dilutive.

10.  Related Party Transactions

     In June 1997, the Company entered into an agreement for advisory services with WK Technology Fund, a Taiwanese corporation, one of whose principals is a member of the Company's board of directors. The advisory services primarily related to business strategy for the Company and were to be performed over a four-year term. As consideration for the advisory services, the Company granted to WK Technology Fund a warrant to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.05 per share. On the six-month anniversary of the warrant effective date, 175,000 of the warrants vested with the remaining warrants vesting ratably over the subsequent 42 months or immediately 30 days prior to the closing of the Company's initial public offering. The warrant has a life of five years. The Board of Directors terminated the advisory services arrangement in June 1999 and elected to have the unvested portion of the warrants become fully vested. In connection with this termination, the Company recorded a compensation charge totaling approximately $11.6 million during the three-month period ending June 30, 1999 and $12.3 million for the six months ended June 30, 1999 that is included in amortization of compensation in the condensed consolidated statements of operations and cash flows. The Company has recorded compensation charges totaling $81,000 and $83,000 for the three and six months periods ended June 30, 1998. WK Technology Fund purchased 408,328 shares of the Company's common stock under this warrant in August 1998 and the remaining 991,672 shares in July 1999.

11.  Subsequent Event

     In July 1999, the Company completed an initial public offering of 4.6 million shares, including 600,000 over-allotment shares at $15.00 per share. Net proceeds from the offering were approximately $62 million. Upon the closing of the initial public offering 13,847,014 shares of the Company's convertible preferred stock were automatically converted into common stock.

12.  Recent Accounting Pronouncements

     In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000.

                                CLARENT CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     You should read the following discussion in conjunction with CLARENT CORPORATION's unaudited condensed consolidated financial statements and notes thereto. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

Overview

     We are a leading provider of scalable IP telephony products to carriers and Internet service providers around the world. Our intelligent architecture and the Clarent Command Center enable our products to route, manage, inter-connect and terminate high volumes of calls for service provider customers including the world's largest long distance telecommunication companies.

     We were incorporated in July 1996 and commenced sales of our products in March 1997. Prior to March 1997, our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel and raising capital. Since March 1997 we have expanded our research and development, sales and marketing and customer support activities. These activities include developing new products and technologies and enhancing existing products, hiring sales and marketing personnel, expanding our customer base, developing customer relationships, marketing the Clarent IP telephony solution, expansion of our domestic and international distribution channels and hiring customer support personnel.

Results of Operations

     The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                 June 30,
                                                            1999         1998         1999          1998
                                                           ------       ------      -------       -------
As a Percentage of Net Revenue:
  Net revenue.....................................          100.0%       100.0%       100.0%        100.0%
  Cost of revenue.................................           44.6         45.3         46.4          39.7
                                                           ------       ------      -------       -------
  Gross margin....................................           55.4         54.7         53.6          60.3
                                                           ------       ------      -------       -------
  Operating expenses:
   Research and development.......................           21.4         22.6         22.2          22.6
   Sales and marketing............................           60.4         50.4         60.2          49.9
   General and administrative.....................           13.7         18.0         16.4          13.3
   Amortization of compensation ..................          146.8          2.7         97.7           1.6
                                                           ------       ------      -------       -------

   Total operating expenses.......................          242.3         93.7        196.5          87.4
                                                           ------       ------      -------       -------

  Loss from operations............................         (186.9)       (39.0)      (142.9)        (27.1)
  Interest expense, net...........................           (1.8)        (3.3)        (0.9)         (2.6)
                                                           ------       ------      -------       -------

  Loss before provision for income taxes..........         (188.7)       (42.3)      (143.8)        (29.7)
  Provision for income taxes......................            -            -            -             -
                                                           ------       ------      -------       -------

  Net loss........................................         (188.7)%      (42.3)%     (143.8)%       (29.7)%
                                                           ======       ======      =======       =======

                              CLARENT CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Revenue

      Net revenue increased 202% to $9.3 million in the three months ended June 30, 1999 from $3.1 million in the three months ended June 30, 1998. Net revenue for the six months ended June 30, 1999 increased to $16.0 million as compared to $5.5 for the same period in 1998. The increase in net revenue is primarily attributed to increased sales of Clarent Command Center and Clarent Fax software as well as an increase in port volume of our Clarent Gateway products sold, partially offset by a decrease in our average per port selling prices for those products.

Cost of Revenue

     Cost of revenue increased 197% to $4.1 million in the three months ended June 30, 1999 from $1.4 million in the three months ended June 30, 1998. Cost of revenue for the six months ended June 30, 1999 increased to $7.4 million compared to $2.2 million for the same period in 1998. Gross margin was 55% for the quarter and 54% for the six-month period in 1999, compared to 55% and 60% for the corresponding periods in 1998. The decline in gross margin for the six months ended June 30, 1999 is primarily attributable to a decline in the average selling prices of our products. Increased sales of our software products both in absolute dollars and as a percentage of net revenue positively impacted our gross margin in the three months ended June 30, 1999.

Research and Development Expenses

     Research and development expenses increased 185% to $2.0 million in the three months ended June 30, 1999 from $698,000 in the three months ended June 30, 1998. Research and development expenses for the six months ended June 30, 1999 increased to $3.6 million as compared to $1.2 million for the same period in 1998. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses decreased as a percentage of net revenue from 23% for the three and six month periods ended June 30, 1998 to 21% and 22% for the three and six month periods ended June 30, 1999, respectively.

 Sales and Marketing Expenses

      Sales and marketing expenses increased 262% to $5.6 million in the three months ended June 30, 1999 from $1.6 million in the three months ended June 30, 1998. Sales and marketing expenses for the six months ended June 30, 1999 increased to $9.6 million as compared to $2.7 million for the same period in 1998. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses increased as a percentage of net revenue from 50% for the three and six month periods ended June 30, 1998 to 60% for the three and six month periods ended June 30, 1999. The growth rate of sales and marketing expenses exceeded the growth rate of net revenue for the period because we were adding sales and marketing personnel and spending on promotional activities in anticipation of increased future sales.

General and Administrative Expenses

     General and administrative expenses increased 130% to $1.3 million in the three months ended June 30, 1999 from $554,000 in the three months ended June 30, 1998. General and administrative expenses for the six months ended June 30, 1999 increased to $2.6 million as compared to $730,000 for the same period in 1998. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization.

                                CLARENT CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of Compensation

     We incurred $13.7 million in the three months ended June 30, 1999 in amortization of compensation associated with the granting of stock options and warrants to purchase common stock as compared to $84,000 in the three months ended June 30, 1998. Amortization of compensation expense includes the amortization of stock compensation charges resulting from the granting of stock options at prices below the deemed fair value of our common stock. These amounts are being amortized using the graded method over the vesting period of the stock options. Amortization of stock compensation was approximately $2.1 million for the three months ended June 30, 1999 and $3.3 million for the six months ended June 30, 1999 as compared to $3,000 and $3,000 for the three and six month periods ended June 30, 1998.

     Amortization of compensation also includes compensation charges associated with the granting of a warrant for advisory services to an investor, WK Technology Fund. Amortization of compensation totaled $11.6 million in the quarter ending June 30, 1999 and $12.3 million for the six months ended June 30, 1999 as compared to $81,000 and $83,000 for the three and six month periods ended June 30, 1998. We terminated the advisory services arrangement with WK Technology Fund in June 1999 which caused the unvested portion of the warrant to become fully vested and all unamortized compensation charges relative to the associated warrant have been recognized in the period ended June 30, 1999.

Interest Expense, net

     Interest expense, net increased 61% to $163,000 in the three months ended June 30, 1999 from $101,000 in the three months ended June 30, 1998. Interest expense, net for the six months ended June 30, 1999 increased to $147,000 as compared to $141,000 for the same period in 1998. The increase was attributable to the increased debt required to finance Clarent's growth.

Provision for Income Taxes

     For the three and six months ended June 30, 1999 we recorded a provision for income taxes of $11,000 related to current foreign income tax provided on the profits attributable to our foreign operations.


Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which totaled $18.8 million in aggregate net proceeds through June 30, 1999. We have also financed our operations through lines of credit, of which $5.3 million had been borrowed and was outstanding as of June 30, 1999. In July 1999, Clarent completed an initial public offering from which net proceeds approximated $62 million.

     Net cash used in operating activities was $8.3 million for the six months ended June 30, 1999 as compared to $2.5 million for the six months ended June 30, 1998.

     Net cash used in operating activities for the six months ended June 30, 1999 was attributable primarily to our net loss of approximately $23.0 million, increases in trade accounts receivable of $6.3 million and inventories of $2.0 million partially offset by amortization of compensation of $15.6 million, increases in deferred revenue of $3.2 million and increases in accounts payable and accrued liabilities of $3.9 million. The increase in inventory was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The increase in accounts receivable was primarily the result of increased sales of which a significant portion occurred during the last month of the period. Deferred revenue increased due to increased sales of maintenance and support contracts as well as to account for product shipments with contingencies that have yet to be satisfied.

                                CLARENT CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For 1998, cash used in operating activities was attributable primarily to a net loss of approximately $1.6 million, and increases in trade accounts receivable of $3.1 million and inventories of $853,000. The cash used in operating activities was offset in part by increases in accounts payable and accrued liabilities of approximately $837,000 and an increase in deferred revenue of approximately $2.3 million. All of these increases were primarily the result of higher sales as compared to 1997. The increase in inventory was in anticipation of continued growth in product revenue.

     Net cash used in investing activities was $3.7 million for the six months ended June 30, 1999 and $390,000 for the six months ended June 30, 1998. For each of these periods, cash used in investing activities was attributable to purchases of property and equipment.

     Net cash provided by financing activities was $4.4 million for the six months ended June 30, 1999 and $9.1 million for the six months ended June 30, 1998. For 1999, cash provided by financing activities was attributable primarily to $2.8 million from our line of credit, $1.2 million from our equipment term loan facility and $377,000 from the issuance of our stock. In 1998, cash provided by financing activities included $7.1 million in proceeds from the issuance of preferred stock and $2.6 million received from the issuance of bridge notes convertible into Series C preferred stock partially offset by $550,000 in repayment of those bridge notes.

      As of June 30, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may establish additional operations as we expand globally.

     At June 30, 1999 we had a line of credit for $7.0 million with a financial institution and an additional $3.0 million equipment term loan facility. Borrowings under this agreement are limited to our eligible receivable base and eligible inventory. The terms of the line of credit agreement establish affirmative and negative covenants, under which we must maintain certain financial ratios and reporting practices. As of June 30, 1999, $5.3 million was outstanding under this line of credit and $1.2 million was outstanding under the equipment term loan facility. At June 30, 1999, we had no additional availability under our line of credit and $1.8 million unused under our equipment term loan facility.

     We believe that the net proceeds from the initial public offering, together with our current cash, cash equivalents and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or increase the available borrowings under our line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish between 20th and 21st century dates. This may result in software failures or the creation of erroneous results.

                                CLARENT CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have conducted the first phases of a Year 2000 readiness review for the prior and current versions of our products. The review includes assessment, implementation, including remediation, modifications, where necessary, of current product versions, validation testing and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

    We have largely completed all phases of this plan, except for contingency planning, for the prior and current versions of our products. As a result, all current versions of our products are "Year 2000 compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the computer on which our products run and any other software used with or in the computer on which our products run are also Year 2000 compliant. We are also are supplying our customers who use prior versions of our products with software updates for the third party supplied software components of our products to make those versions Year 2000 compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support.

     We define "Year 2000 compliant" as the ability to:

     . correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

     . function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

     . where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

     . if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

     .    recognize the year 2000 as a leap year.

     We have tested software obtained from third parties that is incorporated into our products, and we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Some industry analysts have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

      Our internal systems include both our information technology, or IT, and non-IT systems. We have initiated an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology, but we have not initiated an assessment of our non-IT systems. We expect to complete testing of our IT systems in the third quarter of 1999. If our IT systems are not Year 2000 compliant, we may not have allowed sufficient time for remediation of any deficiencies. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are Year 2000 compliant. We have completed our initial inventory/assessments of our non-IT systems and the inventory/assessment of licensed software included in our products and have confirmed that the licensed software that we incorporate in our products is Year 2000 compliant. This confirmation has been achieved through a combination of internal testing, vendor Year

                                CLARENT CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 Readiness Disclosures, and an ongoing certification program addressing all of our suppliers and vendors.

      We are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000. Our costs incurred through June 30,1999 have totaled less than $100,000. We expect to incur less than $200,000 in costs to complete our Year 2000 compliance efforts. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

     We do not currently have any information concerning the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business could suffer.

     We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material. We expect to incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations, and financial condition.

     We have not yet developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. However, we have appointed a cross-functional group to develop our plan by the end of third quarter 1999. The overall cost of developing and implementing our plan may be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

     Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are currently denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 1999, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

     We also have financial market risk on the interest rate associated with our short term debt. At June 30, 1999, we believe that our financial market risk related to this debt was immaterial.

                                CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

     Factors that have affected our results of operations in the past, and are likely to affect our results of operations in the future, include the following:

We have a limited operating history, which makes it difficult to evaluate our prospects.

     We are an early-stage company in the emerging IP telephony market. We were founded in July 1996 and have not generated significant revenue to date. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the IP telephony market, and our business in particular, are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

Unless we generate significant revenue growth, our increasing expenses and negative cash flow will significantly harm our financial position.

     As of June 30, 1999, we had an accumulated deficit of $31.2 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

     We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

     Period                                                       Operating Loss
     ------                                                       --------------


     July 2, 1996 (inception) to December 31, 1996................ $   (276,000)
     Year ended December 31, 1997.................................   (2,129,000)
     Year ended December 31, 1998.................................   (5,824,000)
     Six months ended June 30, 1999...............................  (22,885,000)


Our operating results are volatile, and an unanticipated decline in revenue may disproportionately affect our net income or loss in a quarter.

      Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. As a result, our future operating results are difficult to predict. Further, we incur expenses in significant part on our expectations of our future revenue. As a result, we expect our expense levels to be relatively fixed in the short run. Therefore, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income (loss) in that quarter.

     Any of the above factors could harm our business, financial condition and results of operations. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of our future performance.

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

If we do not reduce costs, introduce new products or increase sales volume, our gross margin may decline.

     We have experienced significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. We anticipate that the average selling prices of our products will decrease and fluctuate in the future in response to the same factors. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. To date, the erosion in the average selling prices has not had a material affect on our business. However, we cannot be certain that the erosion in the average selling prices will not affect our business in the future. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

Our markets are highly competitive, and we cannot assure you that we will be able to compete effectively.

     We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include 3Com Corporation, Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation and VocalTec Communications, Ltd. We also expect that other companies may enter our market with better products and technologies.

     We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. To be competitive, we must continue to invest significant resources in research and development, sales, marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition is likely to result in price reductions, reduced gross margin and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Our future ability to generate sales depends on the interoperability of our products with those of other vendors.

     While our products currently connect to the traditional system using standard interfaces, an increasing number of our customers have requested that our products interoperate with competing IP telephony products from other vendors. The interoperability standards for IP telephony equipment are evolving. If we are unable to provide our customers interoperable solutions, they may seek vendors who provide product interoperability. This could seriously harm our business, financial condition and results of operations.

If we lose key personnel, we may not be able to successfully operate our business.

     Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. We will need to expand our sales operations and marketing operations in order to increase market awareness of our products and generate increased revenue. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the design and installation of IP telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Competition for personnel is intense, especially in the San Francisco Bay Area where we maintain our headquarters. We cannot be certain that we will successfully attract and retain additional qualified personnel. In addition, our key person life insurance policy, covering some of our key employees, may be insufficient to cover the costs associated with the loss of one of these employees.

Our failure to manage our rapid growth effectively could negatively affect our results of operations.

     Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From September 30, 1998 to June 30, 1999, the number of our employees increased from approximately 70 to 200. We expect our anticipated growth and expansion to continue to place strain on our management, operational and financial resources. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

The IP telephony alternative may not achieve widespread acceptance, which could cause our business to fail.

     The IP telephony market is relatively new and evolving rapidly. Less than 1% of all voice calls worldwide are currently transmitted over IP-based data networks. Our ability to increase revenue in the future depends on some of both existing and future circuit-switched telephone network calls moving to IP-based data networks. The use of IP telephony for voice calls might be hindered by the:

     . reluctance of service providers that have invested substantial resources in the existing telephone network infrastructure to replace or expand their current networks with this new technology; and

     . lack of partnerships between service providers, keeping them from having global IP telephony network coverage.

     Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established telecommunications companies, about the benefits and uses of IP telephony solutions in general, our products in particular, and the need to partner with other IP telephony service providers to extend the coverage of their networks. If these efforts fail or if IP telephony does not achieve commercial acceptance, our business, financial condition and results of operations could be seriously harmed.

Our inability to introduce new products and product enhancements could prevent us from increasing revenue.

     We expect that the IP telephony market will be characterized by rapid technological change. We also expect that the increased use of IP telephony will require us to rapidly evolve and adapt our products to remain competitive. The successful operation of our business depends on our ability to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. We cannot be certain that we will successfully develop and market these types of products and product enhancements. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations.

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

Future regulation or legislation could restrict our business or increase our cost of doing business.

     At present there are few laws or regulations that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services, which could restrict our business or increase our cost of doing business. The increasing growth of the IP telephony market and popularity of IP telephony products and services heighten the risk that governments will seek to regulate IP telephony and the Internet. In addition, large, established telecommunications companies may devote substantial lobbying efforts to influence the regulation of the IP telephony market, which may be contrary to our interests.

We depend on new entrants in the service provider market to generate a portion of our revenue and our operating results may be harmed if these new entrants are not commercially viable.

     We expect to generate a portion of our revenue from new entrants in the telecommunications service provider market. Failure to generate revenue from these new entrants could have a negative impact on our business. Examples of these service providers include traditional, local, international and wholesale long distance companies, competitive local exchange carriers and Internet telephony service providers. Many of these new entrants are still building their infrastructures and rolling out their services. We cannot guarantee that any of these companies will achieve commercial viability. Given that these new entrants may be start-up operations with uncertain financial resources, we cannot be sure that these new entrants will be able to pay their obligations to us for purchase of our products on a timely basis, or at all. Some of our new entrant customers have been late in making payments to us. To date, late payments from our customers have not significantly impacted our operations. However, we cannot be certain that late payments from our customers will not impact our operations in the future. The failure of these companies to achieve commercial viability or pay their obligations to us would, in turn, seriously harm our business, financial condition and results of operations.

A loss of one or more of our key customers could cause a significant decrease in our net revenue.

     We have historically derived the majority of our revenue from a small number of customers, particularly various entities within AT&T. In 1998 entities affiliated with AT&T Corporation accounted for 36% and Technet International accounted for 12% of our net revenue. In the first half of 1999, entities affiliated with AT&T Corporation accounted for 20%, Technet International accounted for 15%, and JiTong and affiliates accounted for 23% of our net revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

     We believe that our future success is dependent upon our ability to expand our direct sales force and establish successful relationships with a variety of international distribution partners. To date, we have entered into agreements with only a small number of distribution partners that accounted for approximately 18% of net revenue for 1998 and 11% of net revenue for the first half of 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

distribution partners will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. We cannot guarantee that we will successfully manage our distributor relationships in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

     International sales represented approximately 94% of net revenue in 1997, 48% in 1998 and 52% in the first half of 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

     .    greater difficulty in accounts receivable collections;

     .    import or export licensing and product certification requirements;

     . tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

     . potential adverse tax consequences, including restrictions on repatriation of earnings;

     .    fluctuations in currency exchange rates;

     .    seasonal reductions in business activity in some parts of the world;

     .    unexpected changes in regulatory requirements;

     . burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

     .    difficulties and costs of staffing and managing foreign operations;

     .    political instability;

     .    the impact of recessions in economies outside of the United States;
          and

     . limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

We may not be able to expand our international operations, which would reduce our ability to increase revenue.

     We currently have offices in Belgium, Germany, Japan, the People's Republic of China, South Korea, Spain, Taiwan and the United Kingdom. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

Our sales cycle is typically long and unpredictable, causing us to incur expenditures prior to the receipt of orders.

     We incur research and development, and sales and marketing, including customer support, expenditures prior to receiving orders for our products from any given customer. The length of the sales cycle with a particular customer is influenced by a number of factors, including:

     . a customer's experience with sophisticated telecommunications equipment, such as our product;

     .    the particular telecommunications market that the customer serves; and

     . the cost of purchasing our product, including the cost of converting from installed equipment, which may be significant.

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

Before we receive orders, our customers typically test and evaluate our products for a period of months or, in some cases, over a year.

     We cannot be certain that the sales cycle for our products will not lengthen in the future. In addition, the emerging and evolving nature of the IP telephony market may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. As the average order size for our products grows, the process for approving purchases is likely to become more complex, leading to potential delays in receipt of these orders. As a result, our long and unpredictable sales cycle contributes to the uncertainty of our future operating results.

Delays in customer orders could have a negative impact on our results of operations for any given quarter.

      We have historically received a significant portion of our product orders near the end of a quarter. Accordingly, a delay in an anticipated receipt or delivery of a given order past the end of a particular quarter may negatively impact our results of operations for that quarter. These delays may become more likely given that we expect that the average size of our customer orders may increase. As a result, a delay in the recognition of revenue, even from just one customer, may have a significant negative impact on our results of operations for a given period. Any delay in sales of our products could result in a significant decrease in cash flow, which, in turn, could severely affect our ability to make payments as they come due and could cause our operating results to vary significantly from quarter to quarter.

We may not be able to raise capital as needed to maintain our operations.

     We believe that the net proceeds from our initial public offering, together with our current cash, cash equivalents and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition and results of operations. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Our dependence on independent manufacturers may result in product delivery delays.

     We license technology that is incorporated into our products from independent manufacturers, including AudioCodes, Ltd. and Natural Microsystems. If these vendors fail to supply us with their components on a timely basis, we could experience significant delays in shipping our products. Although we believe there are other sources for this licensed technology, any significant interruption in the supply or support of any licensed technology could seriously harm our sales, unless and until we can replace the functionality provided by this licensed technology. Also, because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver reliable products, support these products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could seriously harm our business, financial condition and results of operations.

Our business could be harmed if we are unable to forecast our inventory needs accurately.

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

     Lead times for materials and components used in the assembly of our products vary significantly. If orders do not match forecasts, we may have excess or inadequate inventory of some materials and components.

Our strategy to outsource assembly and test functions in the future could delay our ability to deliver our products on a timely basis.

      We assemble and test our products at our facility in Redwood City, California. Based on volume or customer requirements, we may begin outsourcing some of our assembly and test functions. This outsourcing strategy involves risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture and/or test our products in the required volumes, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors, could seriously harm our business, financial condition and results of operations.

Our facilities are vulnerable to damage from earthquakes and other natural disasters.

     Our assembly facilities are located on or near known earthquake fault zones and are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster occurs while we still assemble our products in-house, our ability to assemble, test and ship our products would be seriously, if not completely, impaired, which would seriously harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

Fluctuations in the values of foreign currencies could have a negative impact on our profitability.

     Due to our international operations, we incur expenses in a number of currencies. We do not currently engage in currency hedging activities to limit the risks of exchange rate fluctuations. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, financial condition and results of operations. All of our sales, including international sales are currently denominated in U.S. dollars. However, we do not expect that future international sales will continue to be denominated in U.S. dollars. Fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive than local product offerings.

Defects in our products may seriously harm our credibility and harm our business.

     We have detected and may continue to detect errors and product defects in connection with new product releases and product upgrades. These problems may affect network uptime and cause us to incur significant warranty and repair costs and cause significant customer relations problems. Service providers require a strict level of quality and reliability from telecommunications equipment suppliers. Traditional telecommunications equipment is expected to provide a 99.999% level of reliability. IP telephony products are inherently complex and frequently contain undetected software or hardware errors when first introduced or as new versions are released. In addition, the detection of errors in software products requires an unknown level of effort to correct and may delay the release of new products or upgrades or revisions to existing products, which could materially affect the market acceptance and sales of our products. If we deliver products or upgrades with undetected material software errors or product defects, our credibility and market acceptance and sales of our products may be harmed. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

a claim be asserted. To date, product defects have not had a material negative affect on our results of operations. However, we cannot be certain that product defects will not have a material negative affect on our results of operations in the future. A material product liability claim may have significant consequences on our ability to compete effectively and generate positive cash flow and may seriously harm our business, financial condition and results of operations.

We may have difficulty identifying the source of the problem when there is a problem in a network.

     Our products must successfully integrate with products from other vendors, such as traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

We may not have adequate protection for our intellectual property, which may make it easier for others to sell competing products.

     We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. If we fail to adequately protect our intellectual property rights, it would be easier for our competitors to sell competing products.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our products.

     We believe there is a risk that third parties have filed, or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time- consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If we are unable to obtain the license, we may be unable to market our products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business, financial condition and results of operations.

Our failure and the failure of our key suppliers and customers to be Year 2000 compliant may negatively impact our business and results of operations.

     The Year 2000 computer issue creates a significant risk for us in at least four areas:

     . potential warranty or other claims arising from our products for failure to be Year 2000 compliant;

                              CLARENT CORPORATION

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

     . systems we use to run our business may fail or produce inaccurate results;

     . systems used by our suppliers may fail or produce inaccurate results, causing operational difficulties for us; and

     . potential customers may reduce spending on IP telephony products as a result of significant information systems spending on Year 2000 remediation or to limit additional changes to their networks during the current year.

      If any of these risks materialize, it may seriously harm our business, financial condition and results of operations.

We may in the future be the target of securities class action litigation, which could be costly and time consuming to defend.

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business, financial condition and results of operations.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change of control of Clarent.

     Certain provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     . authorizing the board of directors to issue additional preferred stock;

     .    prohibiting cumulative voting in the election of directors;

     .    limiting the persons who may call special meetings of stockholders;

     .    prohibiting stockholder action by written consent; and

     . establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

                                CLARENT CORPORATION


                            PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Our Registration Statement on Form S-1 (Registration No. 333-76051) under the Securities Act of 1933, as amended, for the initial public offering became effective on June 30, 1999. In the offering, we sold an aggregate of 4,600,000 shares of our common stock for an initial price of $15.00 per share, including 600,000 shares pursuant to the exercise of the underwriters' over-allotment option. The net proceeds from the offering were approximately $62 million. We intend to use the proceeds of the offering primarily for additional working capital and other general corporate purposes, including increased research and development expenditures, sales and marketing expenditures, and general and administrative expenditures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent dated as of June 22, 1999 the Company's stockholders approved the following proposals:

     . A proposal to approve the Company's reincorporation in the State of Delaware;

     . A proposal to approve amendment of the Company's Certificate of Incorporation to effect a two-for-one stock split of the Company's common stock immediately prior to the initial public offering and to amend the authorized capital of the Company to consist of 50,000,000 shares of common stock and 5,000,000 of preferred stock at the closing of the initial public offering;

     . A proposal to approve amendment and restatement of the Company's 1996 Stock Option Plan as the 1999 Amended and Restated Equity Incentive Plan;

     . A proposal to approve the adoption of the 1999 Non-Employee Directors' Stock Option Plan and the 1999 Employee Stock Purchase Plan;

     . A proposal to approve the increase in the authorized number of directors from four to five; and

     . A proposal to approve the form of Indemnity Agreement for use as an agreement between the Company and each of its executive officers and directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          The following exhibits are filed as part of this Form 10-Q:

          (a)      Exhibit 27.1     Financial Data Schedule

          (d)      Reports on  Form 8-K - None

                               CLARENT CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CLARENT CORPORATION


                                               By /s/ Jerry Shaw-Yau Chang
                                               -----------------------------
                                               Jerry Shaw-Yau Chang
                                               Chief Executive Officer,
                                               President and Director


                                               By /s/ Richard J. Heaps
                                               -----------------------------
                                               Richard J. Heaps
                                               Chief Operating Officer and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

Date: August 16, 1999