Form 10-Q
period 1999-09-30
CLARENT CORP/CA
filed 1999-11-02
CIK 1068292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File Number

CLARENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0433687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes    X        No

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 27,620,159 at September 30, 1999.

This report consists of 26 pages of which this page is number 1.

CLARENT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Audited)

	September 30,	December 31,
	1999	1998

ASSETS
Current assets:
Cash and cash equivalents	$ 33,870	$ 11,903
Short-term investments	23,705	-
Accounts receivable, net	15,194	6,943
Inventories	5,468	3,620
Prepaid expenses and other current assets	1,664	478

Total current assets	79,901	22,944
Property and equipment, net	7,507	2,233
Investments	2,996	-
Other assets	425	-

	$ 90,829	$ 25,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,662	$ 2,905
Line of credit	4,128	2,500
Deferred revenue	9,411	4,414
Other accrued liabilities	5,267	1,594
Long term debt, current portion	91	-

Total current liabilities	23,559	11,413
Long term debt	91	-
Stockholders' equity:
Convertible preferred stock	-	21,024
Common stock	110,476	2,746
Deferred compensation	(7,818)	(1,771)
Accumulated other comprehensive loss	(47)	(68)
Accumulated deficit	(35,432)	(8,167)

Total stockholders' equity	67,179	13,764

	$ 90,829	$ 25,177

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	1999	1998	1999	1998

	(unaudited)	(unaudited)		(unaudited)
Net revenue	$ 13,227	$ 3,269	$ 29,245	$ 8,748
Cost of revenue	5,435	1,469	12,862	3,645

Gross profit	7,792	1,800	16,383	5,103

Operating expenses:
Research and development	2,466	843	6,023	2,081
Sales and marketing	6,518	1,970	16,166	4,705
General and administrative	1,773	770	4,402	1,500
Amortization of compensation	1,901	335	17,543	421

Total operating expenses	12,658	3,918	44,134	8,707

Loss from operations	(4,866)	(2,118)	(27,751)	(3,604)

Other income (expense)	716	92	569	(49)

Loss before provision (benefit) for income taxes	(4,150)	(2,026)	(27,182)	(3,653)
Provision (benefit) for income taxes	72	(2)	83	(3)

Net loss	$ (4,222)	$ (2,024)	$ (27,265)	$ (3,650)

Basic and diluted net loss per share	$ (0.17)	$ (0.50)	$ (2.17)	$ (1.18)

Shares used in computing basic and diluted
net loss per share	25,526	4,036	12,543	3,099

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	1999	1998
		(unaudited)
Operating activities:
Net loss	$ (27,265)	$ (3,650)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,609	229
Amortization of compensation	17,543	421
Interest expense from Series C warrant	-	99
Preferred stock issued for interest payable	-	56
Forgiveness of stockholder notes receivable	-	9
Changes in operating assets and liabilities:
Accounts receivable	(8,251)	(4,455)
Inventories	(1,848)	(1,738)
Prepaid expenses and other current assets	(1,186)	(281)
Other assets	(425)	8
Accounts payable and other accrued liabilities	5,430	726
Deferred revenue	4,997	4,323

Net cash used in operating activities	(9,396)	(4,253)

Investing activities :
Purchases of short-term investments	(23,728)	-
Purchases of investments	(3,000)	-
Purchases of property and equipment	(6,902)	(1,425)

Net cash used in investing activities	(33,630)	(1,425)

Financing activities:
Proceeds from line of credit	1,628	-
Proceeds from issuance of long term debt	182	-
Proceeds from issuance of Series C bridge notes	-	2,600
Principal repayment on Series C bridge notes	-	(550)
Proceeds from issuance of preferred stock	332	9,875
Proceeds from issuance of common stock	62,784	62

Net cash provided by financing activities	64,926	11,987

Effect of exchange rate changes on cash and cash equivalents	67	(11)

Net increase in cash and cash equivalents	21,967	6,298
Cash and cash equivalents at beginning of period	11,903	474

Cash and cash equivalents at end of period	$ 33,870	$ 6,772

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

    The accompanying condensed consolidated financial statements of Clarent Corporation (the Company) as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 (unaudited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 1, 1999. Certain prior period balances have been reclassified to conform to current period presentation.

2.  Inventories

    Inventories consist of the following (in thousands):

	September 30, 1999	December 31, 1998

Raw materials	$ 3,735	$ 2,529
Finished goods	1,733	1,091

	$ 5,468	$ 3,620

3.  Comprehensive Income (Loss)

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income " (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, requiring foreign currency translation adjustments, and unrealized gains and losses on short and long-term investments which currently are reported in stockholders' equity, to be included in other comprehensive income/loss. Prior year financial statements have been reclassified to conform to the requirements of FAS 130. At September 30, 1999, the Company's accumulated other comprehensive loss included cummulative translation losses of $20,000 and unrealized losses on investments of $27,000.

The Company's total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	1999	1998	1999	1998
Net loss, as reported	$ (4,222)	$ (2,024)	$ (27,265)	(3,650)
Other comprehensive income (loss):
Translation adjustments	24	(7)	(48)	(26)
Unrealized losses on investments	(27)	-	(27)	-

Comprehensive loss	$ (4,225)	$ (2,031)	$ (27,244)	$ (3,676)

4. Income Taxes

    The provision for income taxes of approximately $72,000 for the three month and $83,000 for the nine month periods ending September 30, 1999 consists entirely of foreign income tax provided on the profits attributable to the Company's foreign operations.

5.  Short Term Borrowings

    In February 1998, the Company obtained $2,600,000 in bridge financing from certain investors and other parties. In conjunction with this bridge financing, the Company issued to the bridge financing investors warrants to purchase 59,266 shares of the Company's Series C preferred stock at an exercise price of $5.593 per share. In May and June 1999, investors purchased 59,266 shares of Series C preferred stock under these warrants.

    In May 1998, the Company established a $5,000,000 line of credit with a financial institution. The interest rate on this credit facility was variable and was equal to one-half of one percentage point above the prime rate. Under the terms of this arrangement, the Company is to pay an additional, pro-rated fee of 0.4% of all advances drawn in excess of $3,000,000. In addition, borrowings under this arrangement are limited to the Company's eligible receivable base. The terms of the line of credit establish certain affirmative and negative covenants, under which the Company must maintain certain financial ratios and corporate reporting practices, respectively. In February 1999, the financial institution increased the line of credit to $7,000,000 and revised the ratios. In June 1999, the financial institution revised the line of credit to include eligible inventory, and further revise the ratios, in consideration for a fully vested warrant for 3,000 shares of common stock at an exercise price equal to the fair value of $15.00 per share. Borrowings under the line of credit are secured by substantially all of the assets of the Company. At September 30, 1999, $4,128,000 was outstanding under this line of credit. The line of credit agreement expires February 16, 2000.

6.  Long Term Debt

    In February 1999, the Company entered into a $3,000,000 equipment term loan facility. The loan bears interest at the bank's prime rate plus .75%. Under the terms of the agreement, the Company grants a security interest in certain assets of the Company and must maintain financial covenants with which the Company was in compliance as of September 30, 1999. Borrowings and interest are repayable in installments over 24-27 months. As of September 30, 1999, there was approximately $182,000 outstanding against the term loan facility.

    Maturities under this agreement are as follows:

As of September 30, 1999
(In thousands)
1999 (three months)	$ 23
2000	91
2001	68

$182

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

8.  Segments of an Enterprise and Related Information

    The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony systems. Net revenue for non-U.S. locations are substantially the result of export sales from the U.S. Net revenue by geographic region based on customer location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

United States	$ 6,508	$ 1,808	$ 14,166	$ 4,775
Other Americas	36	1	169	4
Europe	3,072	19	3,947	90
Asia	3,611	1,441	10,963	3,879

Total	$ 13,227	$ 3,269	$ 29,245	$ 8,748

9.  Net Loss Per Share

    The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding shares subject to a right of repurchase by the Company. Outstanding shares subject to repurchase are not included in the computations of basic and diluted net loss per share until the time-based vesting restrictions have lapsed. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

10.  Related Party Transactions

    In June 1997, the Company entered into an agreement for advisory services with WK Technology Fund, a Taiwanese corporation, one of whose principals is a member of the Company's board of directors. The advisory services primarily related to business strategy for the Company and were to be performed over a four-year term. As consideration for the advisory services, the Company granted to WK Technology Fund a warrant to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.05 per share. On the 6-month anniversary of the warrant effective date, 175,000 of the warrants vested with the remaining warrants scheduled to vest ratably over the subsequent 42 months or immediately 30 days prior to the closing of the Company's public offering. The warrant had a life of five years. The Company valued the warrant using the guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue 96-18. The value of the warrant was determined using the Black-Scholes valuation method. The inputs used included the exercise price of the warrant of $0.05, the value of the Company's common stock at each vesting date, expected dividend yield of 0%, risk free interest rate of 6.0%, expected volatility of 0.3 and the contractual life of the warrant of five years. The Company has recorded compensation charges totaling $0 (amount was $3,000), $357,000 and $12,272,000 for the years ended December 31, 1997 and1998 and the nine months ended September 30, 1999. These amounts are included in amortization of compensation in the consolidated statement of operations. The Board of Directors terminated the advisory services arrangement in June 1999 and elected to have the unvested portion of the warrants become fully vested. WK Technology Fund purchased 408,328 shares of the Company's common stock under this warrant in August 1998 and the remaining 991,672 shares in July 1999.

    Also in June 1997, the Company entered into another agreement for certain services with WK Technology Fund. These services were to assist the Company in identifying, evaluating, and recommending an outside director for the Company. Under the terms of this agreement, the Company granted WK Technology Fund a fully vested warrant to purchase up to 360,000 shares of the Company's common stock at $0.05 per share upon successfully obtaining an outside director in February 1998. The fair market value of the Company's common stock on the date of this grant was $0.05 per share. During 1998, WK Technology Fund exercised the option to purchase 360,000 shares of the Company's common stock under this warrant.

    In December 1998, the Company issued a warrant to purchase up to 101,000 shares of the Company's Series C preferred stock to both WK Technology Fund and another Series C investor. As of December 31, 1998, no value was ascribed to these warrants as they were only exercisable based on future events which were not deemed probable. These warrants expired unexercised upon the closing of the Company's Initial Public Offering in July 1999.

11.  Stockholders' Equity

    In July 1999, the Company completed an initial public offering of 4.6 million shares, including 600,000 over-allotment shares, at $15.00 per share. Net proceeds from the offering were $62.7 million. Upon the closing of the initial public offering 6,923,507 shares of the Company's convertible preferred stock were automatically converted into 13,847,014 shares of common stock.

12.  Subsequent Event

    On October 25, 1999 the Company issued 43,487 shares of common stock to three private investors in connection with the acquisition of all outstanding stock of Global Media Concept, N.V. This business combination will be accounted for using the purchase method.

13.  Recent Accounting Pronouncements

    In December 1998, the AICPA issued Statement of Position 98-9, " Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 is not expected to have a material impact on our consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

    We are a leading provider of Internet Protocol (IP) telephony systems. We were incorporated in July 1996 and commenced sales of our products in March 1997. In July 1999, we reincorporated in the state of Delaware. Prior to March 1997, we had no sales and our operations consisted primarily of various start-up activities, such as research and development, recruiting personnel and raising capital. Since March 1997 we have expanded our research and development, sales and marketing and customer support activities. These activities include developing new products and technologies and enhancing existing products, hiring sales and marketing personnel, expanding our customer base, developing customer relationships, marketing the Clarent IP telephony solution, expansion of our domestic and international distribution channels and hiring customer support personnel.

Results of Operations

    The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	1999	1998	1999	1998

As a Percentage of Net Revenue:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.1	44.9	44.0	41.7

Gross margin	58.9	55.1	56.0	58.3

Operating expenses:
Research and development	18.6	25.8	20.6	23.8
Sales and marketing	49.3	60.3	55.3	53.8
General and administrative	13.4	23.6	15.0	17.1
Amortization of compensation	14.4	10.2	60.0	4.8

Total operating expenses	95.7	119.9	150.9	99.5

Loss from operations	(37.0)	(65.0)	(94.9)	(41.2)
Interest expense, net	5.0	3.0	2.0	(0.6)

Loss before provision for income taxes	(31.0)	(62.0)	(92.9)	(41.8)
Provision for income taxes	(1.0)	--	--	--

Net loss	(32.0)%	(62.0)%	(93.2)%	(41.7)%

Net Revenue

    Net revenue increased 305% to $13.2 million in the three months ended September 30, 1999 from $3.3 million in the three months ended September 30, 1998, an increase of 42% sequentially. Net revenue for the nine months ended September 30, 1999 increased to $29.2 million as compared to $8.7 for the same period in 1998. The increase in net revenue is primarily attributed to increased sales of Clarent Command Center and Clarent Fax software as well as an increase in port volume of our Clarent Gateway products sold, partially offset by a decrease in our average per port selling prices for those products.

Cost of Revenue

    Cost of revenue increased 270% to $5.4 million in the three months ended September 30, 1999 from $1.5 million in the three months ended September 30, 1998. Cost of revenue for the nine months ended September 30, 1999 increased to $12.9 million compared to $3.6 million for the same period in 1998. Gross margin was 59% for the quarter and 56% for the nine-month period in 1999, compared to 55% and 58% for the corresponding periods in 1998. The decline in gross margin for the nine months ended September 30, 1999 compared to 1998 is primarily attributable to a decline in the average selling prices of our products. Increased sales of our software products both in absolute dollars and as a percentage of net revenue positively impacted our gross margin in the three months ended September 30, 1999.

Research and Development Expenses

    Research and development expenses increased 193% to $2.5 million in the three months ended September 30, 1999 from $843,000 in the three months ended September 30, 1998. Research and development expenses for the nine months ended September 30, 1999 increased to $6.0 million as compared to $2.1 million for the same period in 1998. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses decreased as a percentage of net revenue from 26% and 24% for the three and nine month periods ended September 30, 1998 to 19% and 21% for the comparable three and nine months ended September 30, 1999.

Sales and Marketing Expenses

    Sales and marketing expenses increased 231% to $6.5 million in the three months ended September 30, 1999 from $2.0 million in the three months ended September 30, 1998. Sales and marketing expenses for the nine months ended September 30, 1999 increased to $16.2 million as compared to $4.7 million for the same period in 1998. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses increased as a percentage of net revenue from 54% for the nine months ended September 30, 1998 to 55% for the nine months ended September 30, 1999. The growth rate of sales and marketing expenses exceeded the growth rate of net revenue for the period because we were adding sales and marketing personnel and spending on promotional activities in anticipation of increased future sales. Sales and marketing expenses decreased as a percentage of revenue from 60% for the three months ended September 30, 1998 to 49% for the corresponding period in 1999, due to the increase in revenue in 1999.

General and Administrative Expenses

    General and administrative expenses increased 130% to $1.8 million in the three months ended September 30, 1999 from $770,000 in the three months ended September 30, 1998. General and administrative expenses for the nine months ended September 30, 1999 increased to $4.4 million as compared to $1.5 million for the same period in 1998. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization.

Amortization of Compensation

    We incurred $1.9 million in the three months ended September 30, 1999 in amortization of compensation associated with the granting of stock options and warrants to purchase common stock as compared to $335,000 in the three months ended September 30, 1998. Amortization of compensation was $17.5 million and $421,000 for the nine months ended September 30, 1999 and 1998, respectively.

    Amortization of compensation expense includes the amortization of stock compensation charges resulting from the granting of stock options at prices below the deemed fair value of our common stock. Amortization of stock compensation was approximately $1.9 million and $5.3 million for the three months and nine months ended September 30, 1999, and $199,000 and $202,000 for the three and nine months ended September 30, 1998.

    Amortization of compensation also includes compensation charges associated with the granting of a warrant for advisory services to an investor, WK Technology Fund. Amortization of compensation totaled $0 in the quarter ending September 30, 1999 and $12.3 million for the nine months ended September 30, 1999 as compared to $136,000 and $219,000 for the three and nine months ended September 30, 1998. We terminated the advisory services arrangement in June 1999 which caused the unvested portion of the warrant to become fully vested and all unamortized compensation charges relative to the associated warrant were recognized.

Other Income (Expense), net

    Other income, net increased 677% to $716,000 in the three months ended September 30, 1999 from $92,000 in the three months ended September 30, 1998. Other income (expense), net for the nine months ended September 30, 1999 increased to $569,000 as compared to $(49,000) for the same period in 1998. The increase was attributable to the interest income earned on our cash, cash equivalents and investments.

Provision for Income Taxes

    For the three and nine months ended September 30, 1999 we recorded provisions for income taxes of $72,000 and $83,000, respectively, related to current foreign income tax provided on the profits attributable to our foreign operations.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds through September 30, 1999. We have also financed our operations through lines of credit, of which $4.1 million had been borrowed and was outstanding as of September 30, 1999. In July 1999, Clarent completed an initial public offering from which net proceeds approximated $62.7 million.

    Net cash used in operating activities was $9.4 million for the nine months ended September 30, 1999 as compared to $4.3 million for the nine months ended September 30, 1998.

    Net cash used in operating activities for the nine months ended September 30, 1999 was attributable primarily to our net loss of approximately $27.3 million, increases in trade accounts receivable of $8.3 million and inventories of $1.8 million partially offset by amortization of compensation of $17.5 million, increases in deferred revenue of $5.0 million and increases in accounts payable and accrued liabilities of $5.4 million. The increase in inventory was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The increase in accounts receivable was primarily the result of increased sales of which a significant portion occurred during the last month of the period. Deferred revenue increased due to increased sales of maintenance and support contracts as well as to account for product shipments with contingencies that have yet to be satisfied.

    For 1998, cash used in operating activities was attributable primarily to a net loss of approximately $3.7 million, and increases in trade accounts receivable of $4.5 million and inventories of $1.7 million. The cash used in operating activities was offset in part by increases in accounts payable and accrued liabilities of approximately $726,000 and an increase in deferred revenue of approximately $4.3 million. All of these increases were primarily the result of higher sales as compared to 1997. The increase in inventory was in anticipation of continued growth in product revenue.

    Net cash used in investing activities was $33.6 million for the nine months ended September 30, 1999 and $1.4 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, $26.7 million of cash was used in investing activities for the purchase of short and long term investment securities. For each of these periods, cash used in investing activities was also attributable to purchases of property and equipment of $1.4 million and $6.9 million for the corresponding nine month periods of September 30, 1998 and 1999.

    Net cash provided by financing activities was $64.9 million for the nine months ended September 30, 1999 and $12.0 million for the nine months ended September 30, 1998. For 1999, cash provided by financing activities was attributable primarily to $1.6 million from our line of credit and $62.8 million from the issuance of our common stock. In 1998, cash provided by financing activities included $9.9 million in proceeds from the issuance of preferred stock and $2.6 million received from the issuance of bridge notes convertible into Series C preferred stock partially offset by $550,000 in repayment of those bridge notes.

    As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may establish additional operations as we expand globally.

    At September 30, 1999 we had a line of credit for $7.0 million with a financial institution and an additional $3.0 million equipment term loan facility. Borrowings under this agreement are limited to our eligible receivable base and eligible inventory. The terms of the line of credit agreement establish affirmative and negative covenants, under which we must maintain certain financial ratios and reporting practices. As of September 30, 1999, $4.1 million was outstanding under this line of credit and $182,000 was outstanding under the equipment term loan facility. At September 30, 1999, we had $2.9 million unused under our line of credit and $2.8 million unused under our equipment term loan facility.

    We believe that our current cash, cash equivalents, short and long term investments and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or increase the available borrowings under our line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.

Year 2000 Compliance

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish between 20th and 21st century dates. This may result in software failures or the creation of erroneous results.

    We have conducted a Year 2000 readiness review for the prior and current versions of our products. The review includes assessment, implementation, including remediation, modifications, where necessary, of current product versions, validation testing and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

    We have largely completed all phases of this plan for the prior and current versions of our products. As a result, all current versions of our products are "Year 2000 compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the computer on which our products run and any other software used with or in the computer on which our products run, prior versions of our products are also Year 2000 compliant. We are also supplying our customers who use prior versions of our products with software updates for the third party supplied software components of our products to make those versions Year 2000 compliant. We have tested our products on all platforms and all versions of operating systems that we currently support.

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

    We have tested software obtained from third parties that is incorporated into our products, and we have received assurances from our primary vendors that licensed software is Year 2000 compliant. We re-verified the assurances from primary vendors during October 1999.

    Our internal systems include both our information technology, or IT, and non-IT systems. We have an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology. We completed our initial inventory/assessments of our non-IT systems as of September 30, 1999. We have completed the inventory/assessment of licensed software included in our products and have confirmed that the licensed software that we incorporate in our products is Year 2000 compliant. We have not initiated an assessment of our non-material internal IT systems. This confirmation has been achieved through a combination of internal testing, vendors' Year 2000 Readiness Disclosures, and an ongoing certification program addressing all of our suppliers and vendors.

    Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products, or IT systems, and non-IT systems may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Some industry analysts have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

    Our total costs incurred through September 30, 1999 are approximately $500,000. We expect that we could incur additional costs with respect to our Year 2000 compliance efforts. In addition, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

    We do not currently have any information concerning the Year 2000 compliance status of our customers. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, our business could suffer.

    We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. We may incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations, and financial condition.

    We have developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

    Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are currently denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 1999, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

    We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $53.6 million at September 30, 1999. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

    We also have financial market risk on the interest rate associated with our short term debt. At September 30, 1999, we believe that our financial market risk related to this debt was immaterial.

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

    As of September 30, 1999, we had an accumulated deficit of $35.4 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

    We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period	Operating Loss

July 2, 1996 (inception) to December 31, 1996	$ (276,000)
Year ended December 31, 1997	(2,129,000)
Year ended December 31, 1998	(5,824,000)
Nine months ended September 30, 1999	(27,751,000)

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

    We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include 3Com Corporation, Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation and VocalTec Communications, Ltd. Many of our large competitors have stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. According to one industry source, our market share in IP telephony equipment, as measured by ports shipped, fell from 16.7% in 1998 to 40.0% in the first half of 1999. We also expect that other companies may enter our market with better products and technologies.

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

    While our products currently connect to the traditional system using standard interfaces, an increasing number of our customers have requested that our products interoperate with competing IP telephony products from other vendors. The interoperability standards for IP telephony equipment are evolving. We have initial interoperable solutions. If we are unable to provide or maintain our customers' interoperable solutions with other vendors' products, they may seek vendors who provide greater product interoperability. This could seriously harm our business, financial condition and results of operations.

If we lose key personnel, we may not be able to successfully operate our business.

    Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. We will need to expand our sales operations and marketing operations in order to increase market awareness of our products and generate increased revenue. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the design and installation of IP telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We currently have a small professional services and customer support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Competition for personnel is intense, especially in the San Francisco Bay Area where we maintain our headquarters. We cannot be certain that we will successfully attract and retain additional qualified personnel. In addition, our key person life insurance policy, covering some of our key employees, may be insufficient to cover the costs associated with the loss of one of these employees.

Our failure to manage our rapid growth effectively could negatively affect our results of operations.

    Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From September 30, 1998 to September 30, 1999, the number of our employees increased from approximately 70 to 230. We expect our anticipated growth and expansion to continue to place strain on our management, operational and financial resources. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

We have historically derived the majority of our revenue from a small number of customers, particularly various entities within AT&T. In 1998 entities affiliated with AT&T Corporation accounted for 36% of our revenue and Technet International accounted for 12% of our net revenue. For the nine months ended September 30, 1999, entities affiliated with AT&T Corporation accounted for 16% of our revenue, and entities affiliated with Ji Tong Communications accounted for 15% of our net revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

   We believe that our future success is dependent upon our ability to expand our direct sales force and establish successful relationships with a variety of international distribution partners. To date, we have entered into agreements with only a small number of distribution partners that accounted for approximately 18% of net revenue for 1998 and 17% of net revenue in the nine months ended September 30, 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. In 1997, we settled a dispute with one of our distributors at a cost of $570,000, plus future specified discounts. We cannot guarantee that we will successfully manage our distributor relationships in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

    International sales represented approximately 94% of net revenue in 1997, 48% in 1998 and 52% for the nine months ended September 30, 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

greater difficulty in accounts receivable collections;
import or export licensing and product certification requirements;
tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;
potential adverse tax consequences, including restrictions on repatriation of earnings;
fluctuations in currency exchange rates;
seasonal reductions in business activity in some parts of the world;
unexpected changes in regulatory requirements;
burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;
difficulties and costs of staffing and managing foreign operations;
political instability;
the impact of recessions in economies outside of the United States; and
limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

We may not be able to expand our international operations, which would reduce our ability to increase revenue.

    We currently have offices in Belgium, Germany, Japan, the People's Republic of China, South Korea, France, Spain, Taiwan, United Kingdom and the United States. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

Our sales cycle is typically long and unpredictable, causing us to incur expenditures prior to the receipt of orders.

    We incur research and development, and sales and marketing, including customer support, expenditures prior to receiving orders for our products from any given customer. The length of the sales cycle with a particular customer is influenced by a number of factors, including:

a customer's experience with sophisticated telecommunications equipment, such as our product;
the particular telecommunications market that the customer serves; and
the cost of purchasing our product, including the cost of converting from installed equipment, which may be significant.

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

    We have detected and may continue to detect errors and product defects in connection with new product releases and product upgrades. These problems may affect network uptime and cause us to incur significant warranty and repair costs and cause significant customer relations problems. Service providers require a strict level of quality and reliability from telecommunications equipment suppliers. Traditional telecommunications equipment is expected to provide a 99.999% level of reliability. IP telephony products are inherently complex and frequently contain undetected software or hardware errors when first introduced or as new versions are released. In addition, the detection of errors in software products requires an unknown level of effort to correct and may delay the release of new products or upgrades or revisions to existing products, which could materially affect the market acceptance and sales of our products. If we deliver products or upgrades with undetected material software errors or product defects, our credibility and market acceptance and sales of our products may be harmed. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative affect on our results of operations. However, we cannot be certain that product defects will not have a material negative affect on our results of operations in the future. A material product liability claim may have significant consequences on our ability to compete effectively and generate positive cash flow and may seriously harm our business, financial condition and results of operations.

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

Our existing stockholders have voting control over Clarent.

    Our executive officers and directors and their affiliates beneficially own, in the aggregate, approximately, 56.23% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us.

Our stock price is highly volatile.

    The trading price of our common stock has fluctuated significantly since our initial public offering in July 1999. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, announcements of strategic partnerships or new customers by us or our competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

We may in the future be the target of securities class action or other litigation, which could be costly and time consuming to defend.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Our acquisition activity may involve us in disputes from time to time. Litigation that may arise from these disputes may lead to volatility in our stock price and/or may result in our being the target of securities class action litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business, financial condition and results of operations.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change of control of Clarent.

    Certain provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

authorizing the board of directors to issue additional preferred stock;
prohibiting cumulative voting in the election of directors;
limiting the persons who may call special meetings of stockholders;
prohibiting stockholder action by written consent; and
establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

    We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

Substantial future sales of our shares in the public market may cause our stock price to fall.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants, in the public market during a short period of time, our stock price may decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth. In addition, pursuant to our bank credit facility, we cannot pay dividends without our bank's consent, with limited exceptions. Therefore, we do not expect to pay any dividends in the foreseeable future.

CLARENT CORPORATION

PART II - OTHER INFORMATION

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

Date: November 1, 1999