Form 10-K405
period 1999-12-31
CLARENT CORP/CA
filed 2000-03-28
CIK 1068292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                           ANNUAL REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


FOR THE YEAR ENDED DECEMBER 31, 1999                COMMISSION FILE NUMBER  -

                               ----------------

                              CLARENT CORPORATION
             (Exact name of registrant as specified in its charter)

                               ----------------

                 Delaware                       77-0433687
           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)     Identification No.)

                               ----------------

                              700 Chesapeake Drive
                         Redwood City, California 94063
                                 (650) 306-7511
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this form 10-K [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3.1 billion * as of March 15, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

   32,425,963 shares of the Registrant's Common Stock, $.001 par value, were outstanding at March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement which will be filed with the Commission pursuant to Section 14a in connection with the 2000 annual meeting of stockholders are incorporated herein by reference in Part III of this Report.

   Certain Exhibits filed with the Registrant's Registration Statements on Form S-1 (Registration Nos. 333-76051 and 333-90111), as amended, the Registrant's Registration Statement on Form S-8 (No. 333-89139), the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and the Registrant's Proxy Statement for the Special Meeting of Stockholders held on February 15, 2000 are incorporated herein by reference into Part IV of this Report.

   * Excludes approximately 8,502,415 of the Registrant's outstanding Common Stock held by directors, officers and stockholders whose ownership exceeds 5% of the Common Stock outstanding as of March 15, 2000. Exclusion of shares held by any person should not be construed to indicated that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                              CLARENT CORPORATION

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                        PART I

 Item 1.      Business..................................................    3
 Item 2.      Properties................................................   15
 Item 3.      Legal Proceedings.........................................   16
 Item 4.      Submission of Matters to a Vote of Security Holders.......   16

                                        PART II

 Item 5.      Market For Registrant's Common Equity and Related
              Stockholder Matters.......................................   17
 Item 6.      Selected Financial Data...................................   19
 Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................   20
 Item 7A.     Quantitative and Qualitative Disclosures About Market
              Risk......................................................   35
 Item 8.      Financial Statements and Supplementary Data...............   36
                                       PART III

 Item 9.      Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosures                         59
 Item 10.     Directors and Executive Officers of the Registrant........   59
 Item 11.     Executive Compensation....................................   59
 Item 12.     Security Ownership of Certain Beneficial Owners and
              Management................................................   59
 Item 13.     Certain Relationships and Related Transactions............   59

                                        PART IV

              Exhibits, Financial Statement Schedules and Reports on
 Item 14.     Form 8-K..................................................   59

 Schedule II  Clarent Corporation Valuation and Qualifying Accounts ....   59

 Signatures.............................................................. 61

              Amended and Restated Certificate of Incorporation, as
 Exhibit 3.2  amended

 Exhibit 23.1 Consent of Independent Accountants

 Exhibit 27.1 Edgar Financial Data Schedule

                                     PART I

ITEM 1. BUSINESS

   You should be aware that the following discussion of our company contains both historical information and forward-looking statements. Forward-looking statements are statements made about future events and include projections and other statements about what may or could happen in the future. You should be aware that forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from those you might expect based on our forward-looking statements. There are a number of reasons that this might occur. To understand what those reasons are, you should review the sections below entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." You should also consider the additional risks described in the section entitled "Factors That May Affect Future Results."

Overview

   We are a leading provider of Internet protocol or IP telephony systems. IP telephony systems permit the simultaneous transmission of voice, fax and data over the Internet and similar communications networks. Using our technology to simultaneously transmit voice, fax and data, our customers are able to more efficiently and cost-effectively use the available capacity of their networks. Our existing customers include traditional, local, international and wholesale long distance telephone companies, as well as new telecommunications service providers. Traditional telecommunications service providers are companies that have previously served as the monopoly or incumbent provider in their region. New telecommunications service providers are companies that have started to offer telecommunications services in the last three to five years in countries that have deregulated their telecommunications markets. In addition, we have recently begun selling to enterprises, in particular, large corporations with multiple locations and high long distance calling costs. Using our products, enterprises should be able to reduce their telecommunications services costs compared to the costs they previously incurred for similar services using the traditional telephone system. The IP telephony market is relatively new. Less than 1% of all voice calls worldwide is currently transmitted using IP telephony systems primarily over the Internet. According to Frost & Sullivan, between 1997 and 2002, the number of call minutes, including voice, fax and data, transmitted using IP telephony systems is expected to have a compound annual growth rate of 325%.

   Using our IP telephony product, the Clarent system, service providers and enterprises that manage their own telephony services can deliver a level of voice quality that is indistinguishable from the voice quality over the traditional telephone system. In addition, the Clarent system enables the simultaneous transmission of voice, fax and data. The Clarent system features a modular architecture that permits our customers to add new product and service features without extensive product cost or development time. Based on publicly available data provided by large telecommunications service providers, we believe our modular architecture enables the provision of new and existing communications services at a lower cost than the provision of communications services by traditional telephone companies.

   The Clarent system consists of three distinct components:

  . the Clarent Gateway, an integrated hardware and software product that includes network server software that is based on industry standards;

  . the Clarent Command Center, a proprietary client/server software package;
    and

  . a relational database, which is supplied by a third party.

   Our products enable our customers to deliver IP telephony services to end user customers who can continue to use their existing telephones. Since our products are integrated by telephone companies and other service providers into systems that take calls from the traditional telephone system and send these calls over the Internet and other Internet protocol networks before returning these calls to the traditional telephone system, the use of IP telephony is transparent to end user customers. Our products can be accessed from cellular as well as traditional telephones. As a result, end users do not have to purchase additional telephone equipment to make IP telephony calls. Currently, IP telephony is not commonly offered incorporating satellite transmissions or using cable lines.

   We began commercial shipment of the Clarent system in March 1997. As of December 31, 1999, we had shipped the Clarent system to approximately 220 telecommunications service providers in 60 countries worldwide. The Clarent system has been installed in some of the world's leading service provider networks, including those of AT&T Corporation, Cable and Wireless, China Telecom, Chunghwa Telecom (Taiwan), Ji Tong Communications Co., Ltd. (the People's Republic of China), KDD (Japan), Korea Telecom (South Korea), Pacific Gateway Exchange (United States), Singapore Telecom, Star Telecom (United States), Telstra (Australia) and Telia Telecom (Sweden).

Industry Background

   The telecommunications industry has historically followed a path of development based on the belief that voice and data require separate technologies and network resources. Traditional telephone systems were, and are still, built around an architecture that requires a dedicated connection, or circuit, in order for a call to be completed. This technology requires the circuit to remain dedicated between calling parties for the entire duration of a call. Most data today is transmitted over Internet protocol-based networks. These networks are more efficient because they do not require a dedicated circuit for the entire path of the call. In a network using Internet protocol, the voice, fax or data is divided into packets that are simultaneously sent to a final destination where they are reassembled back to their original form. In this type of network, multiple types of information including voice, fax and different forms of data can travel through the network at the same time. The improvements in the technologies used in data networks have led to an increase in use of this type of network to transmit both voice and data. The IP telephony market emerged from these technological advances. Recent developments in IP telephony technology have significantly bridged the voice quality gap between the traditional telephone system, which is commonly referred to as a circuit-switched system, and IP telephony systems. The differences between a circuit-switched call and an IP telephony call is illustrated in the diagram below.

 [Graphic depicting the differences between a circuit-switched and IP telephony call]
   [A phone call transmits signals that direct a series of switches to open a dedicated circuit to second phone. The dedicated circuit carries the electronic signals through the line. The phones transists the signals back into speech.]
    [Unlike the traditional circuit switched phone call, which travels on a dedicated circuit, the electronic signals go to a Clarent Gateway, which converts them into small packets of digital information. The packets may take different routes to their destination. After traveling through the IP network, the packets are converted back into electronic signals by another Clarent
                  Gateway and put back on the phone network.]

   Today a voice call placed over an IP telephony network can sound virtually indistinguishable from the same call made over the traditional telephone system. What distinguishes IP telephony technology, however, is that it allows service providers to simultaneously send voice, fax and data transmissions over their networks and enables them to quickly add and use additional features and services without the need for costly network upgrades. In contrast, changes to the traditional telephone system are costly and difficult. For example, based on estimates from the International Engineering Consortium, we believe the recent integration of such basic services as caller ID and call return services into the traditional telephone system took over a decade to accomplish and hundreds of millions of dollars to implement in the United States alone. In addition, new end user devices, such as cable modems, digital subscriber line
(DSL) modems and wireless phones that can also be Internet access devices offer cost and feature benefits to consumers. IP telephony technology allows phone calls to be made through these devices.

   The added flexibility and cost-effectiveness of IP telephony networks are particularly important in an increasingly deregulated and competitive market environment. Deregulation acts as a catalyst for the rapid deployment of these services by allowing new service providers to quickly enter formerly regulated markets and by forcing existing service providers to rapidly respond to the challenge of competition. According to a 1998 Frost & Sullivan report, the total number of worldwide voice minutes running over Internet protocol-based data networks is expected to grow from 6.3 million in 1997 to 8.8 billion in 2002, representing a compound annual growth rate of 325% for the period. Accordingly, spending on IP telephony equipment is projected to grow from $47.3 million in 1997 to $3.2 billion in 2002, representing a compound annual growth rate of 132%.

   We believe a significant market opportunity now exists for the makers of IP telephony systems. We believe that none of our competitors to date has developed a comprehensive solution that incorporates the functionality that service providers require to provide end-to-end service. Some vendors have developed products that embed the instructions on where to route the IP telephony call in the same equipment that provides the IP telephony technology. This approach limits service providers' flexibility to make modifications to their networks because any modification must be made at several different points throughout the network.

   Some IP telephony vendors may offer IP telephony products that allow calls to be made from traditional telephones. We believe that these vendors may not have an architecture that also supports calls transmitted through cable modems or calls using other new end user devices.

   In addition, some IP telephony vendors now allow enterprises to use IP telephony for calls that are made from one company location to another. However, if that enterprise's end users want to call a non-company location, those calls must get routed over the traditional phone system.

   Many vendors only provide limited billing and network management data. This data is gathered and formatted in a simplistic fashion, limiting the ability of service providers to manage sophisticated networks or to bill using any pricing structure they desire. Also, these simplistic billing systems make it difficult to connect service providers' networks to the networks of other service providers.

   Some router, switch and IP telephony companies have formed partnerships with billing and network management technology providers in order to provide even the most basic operational support solution to service providers. A router is a device that routes packets over the Internet or other Internet protocol networks. A switch is a device that takes multiple incoming calls and places these calls onto fewer lines. This partnering necessitates integration, which can be technologically difficult, time consuming and expensive.

   Many IP telephony vendors require dedicated ports for voice, fax or data. A port is the connection between the traditional telephone system and the IP telephony system. Each port handles a single call. Systems that use dedicated ports are inefficient and more costly because more ports are needed to handle the different types of transmissions anticipated. In addition, many vendors do not have the technical capability to integrate these ports with the traditional telephone system so that the ports can correctly interpret busy signals, dial tones and disconnects. This means that service providers cannot accurately bill for the call. Furthermore, the inability to integrate well with the traditional telephone system makes it more difficult for end-users to gain the benefits of this technology because they have to dial separate phone numbers or use multi-step dialing processes.

   In order to compete effectively in the emerging market for IP telephony services, service providers need a solution that provides the following attributes. The solution must be cost-effective and combine a high level of functionality with a flexible architecture designed to support growth, new features and the ability to make calls using new end user devices. This solution must enable service providers and enterprises to deliver clear and robust voice quality that can be merged efficiently with fax and data IP telephony services. The solution must also possess comprehensive back-office features to allow service providers to operate and manage a viable communications business. We also believe that enterprises need a solution that enables their end users to take advantage of the benefits of IP telephony for voice calls, fax and data transmissions made both within and outside of their organization. Some service providers and their customers, as well as enterprises and their end users, will use these features to support connections with other networks, while others will use these features to connect to an intermediary, like an IP telephony clearinghouse, to facilitate the exchange of IP telephony calls. These clearinghouses enable service providers to exchange calls between multiple destinations worldwide without having to enter into individual agreements with other service providers in each geographic region. A clearinghouse also performs the associated accounting and settlement services for its members. The solution must allow service providers and enterprises to centrally make changes to their network as this technology continues to evolve. The solution must also be able to incorporate feature enhancements because there will be many and varied new feature requests as this technology continues to evolve. The solution must also be transparent to end users and easy to use. Finally, we expect that customers will prefer a solution that is technologically advanced enough to allow service providers and enterprises to quickly adapt their entire IP telephony network to emerging standards. We believe that although some of our competitors may offer some of these attributes, with others offering a few other attributes, none of our competitors offers all of the above attributes.

The Clarent Solution

   We have developed a comprehensive IP telephony solution that offers the following key benefits:

   Traditional telephone system voice quality and simultaneous voice, fax and data transmission. Calls over a Clarent network sound indistinguishable from a traditional telephone system call. In addition, the Clarent system enables the simultaneous transmission of voice, fax and data traffic. These features are enabled by using standard compression and echo cancellation technologies and our proprietary packet technologies.

   Rapid, low-cost deployment and maintenance. The Clarent system provides a comprehensive solution that can be rapidly put into use by service providers with a modest initial capital investment. By centralizing management and distributing functionality, the Clarent system allows service providers to perform network administration in an economical manner.

   Transparent and secure interconnection with different networks. The Clarent system is designed to support the seamless interconnection between other networks that use Clarent's products and the traditional telephone system. This includes bridging an enterprise's private IP telephony network with a telecommunications service provider-based IP telephony network and IP telephony global clearinghouses so the enterprise can take advantage of IP telephony for calls made within or outside of its business. This includes interconnecting to the traditional telecommunications service providers' networks, commonly known as the SS7 network. These interconnections provide a level of security that enables service providers to exchange large volumes of calls and billing data with each other and with their business customers. This process requires that only relevant transaction information is disclosed, either bilaterally or through an intermediary, such as an IP telephony clearinghouse.

   Complementary processing of calls and centralized network management functions. The Clarent system provides centralized processing of such network functions as the authentication of callers, billing, routing and pricing of calls and network diagnostics and maintenance. Because we provide both the call processing and operational support functions in a network, we can effect system-wide enhancements and new features quickly and efficiently.

   Adaptability to changing standards and technologies. The Clarent system is comprised of distinct units that can be spread across a network. Compared to a circuit-switched network, a network using a Clarent system may be modified quickly to accommodate new features, support new protocols or handle new end-user devices, such as cable modems and IP telephones, as they become widely-used or available.

Strategy

   Our objective is to be the leading provider of comprehensive IP telephony solutions to service providers and enterprises worldwide. Key elements of our strategy include the following:

   Provide the core technology enabling the delivery of a broad range of IP telephony services. We have designed the Clarent system to provide service providers and enterprises with a unified technology platform for the effective and rapid delivery of a broad range of IP telephony services. This will enable service providers and enterprises to offer their customers or end users a wide array of value-added services, including virtual private networks and worldwide roaming, using the Clarent system. An additional element of our strategy is to increase the level of technological interoperability of our products with those of other vendors to expand the breadth of opportunities our products can address. An example of this strategy is to allow enterprises to enable their end users to use IP telephony for voice calls, fax and data transmissions made both within and outside their organization.

   Increase our penetration of service provider market. We plan to increase the sales of our products by expanding our relationships with existing customers and by capturing new customer relationships. We have shipped our solutions to approximately 220 telecommunications service providers, including several of the world's leading long distance carriers. We believe the demand for our products will increase as new and existing customers increasingly derive revenue from IP telephony-based services.

   Target key growth markets worldwide. We will continue to focus our sales, marketing and customer service and support efforts on key growth markets for IP telephony services. We currently maintain a global sales and customer service and support presence, with personnel based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, the People's Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States, focusing on both service provider and enterprise customers. We believe that international markets represent particularly attractive early markets for our products and services due to rapid telecommunications deregulation and increasing demand for network capacity. We will continue to add sales, marketing and customer service and support resources in these regions and will respond to emerging opportunities in these markets.

   Promote strategic relationships between our customers. We will continue to promote the formation of bilateral minutes exchange partnerships and clearinghouse arrangements between our customers based on the Clarent system. For example, Alonet, Arbinet, AT&T Corporation, Capcom, NTT, ITXC, Pacific Gateway Exchange, Telia Telecom, ISPhone, Startec and Rapid Link have established international IP telephony partnerships and clearinghouses based on the Clarent system. We expect other service providers in different geographic regions to continue to establish bilateral relationships with other Clarent customers or join additional clearinghouses. We believe these relationships will lead to increased installations of our products in both existing and new customers' networks.

   Extend our technology leadership position. We believe we have established a technology leadership position in the market for IP telephony solutions, and we intend to extend this position by leveraging our distinct architecture. Our architecture is a component-based technology that segregates the call processing and network management functions in the Clarent system. We believe that our architecture differentiates the Clarent system from competing vendors' systems by enabling service providers to implement and manage new features and services across a network with a minimum level of service disruption.

   Deliver added value through customer support and services. To drive the rapid deployment of our solutions, we will continue to provide comprehensive ongoing technical support, training and other services. We expect to continue to build our internal professional services organization and explore additional relationships with potential global services partners as a means of generating additional revenue.

Products and Technology

   The Clarent system incorporates internally-developed and third-party technologies, including our proprietary packet handling technology. This technology integrates all functions performed by the Clarent system in a modular, flexible manner that enables the easy addition or alteration of system components and features. As shown below, the Clarent system is comprised of three distinct components:

  . the Clarent Gateway;

  . the Clarent Command Center; and

  . a third-party relational database.

   In order to implement the Clarent system, as shown below, a service provider must acquire a connection to a local central office switch owned by a local telephone company and acquire access to the Internet or an Internet protocol network. This graphic shows that a service provider connects the IP telephone gateway to a central office switch and the Internet, or other Internet Protocol network, to allow the Clarent solution to work. The implementation for an enterprise is the same, except an enterprise usually connects the gateway to a private branch exchange, commonly known as PBX, instead of a central office switch.

[Graphic depicting the architectural structure of our solution, the Clarent System]

 Clarent Gateway

   The Clarent Gateway is an integrated hardware and software product that converts voice, fax and data into packets that can be sent over Internet protocol networks, then transmits these packets over the network. At the destination, another Clarent Gateway converts these packets back into circuit-switched voice, fax and data. The Clarent Gateway is connected on one side to the traditional telephone network, or to a PBX, and on the other side to the Internet protocol network. Each Clarent Gateway currently has the capacity to handle up to 360 simultaneous voice calls, fax and data transmissions. Typically, a service provider or enterprise will deploy a number of gateways sufficient to handle the projected call volume and for system redundancy. The Clarent Gateway provides the following functionality:

   Standard telephony interfaces. The Clarent Gateway supports many standard telephony interfaces and signaling protocols. Available telephony interfaces include both analog and digital. Supported signaling protocols include MFR1, MFCR2, PRI-ISDN, Feature Group D and SS7/C7, among others.

   Caller interface. Our programmable interactive voice response software provides a voice interface for prepaid calling card applications, captures account codes for specific calls and routes users to specific features or options. This software also processes different call types based on the number dialed (such as toll-free 800 numbers), the automatic number identification of the calling party or characteristics stored as part of a user's record.

   Integrated voice, fax and data. Clarent Gateways simultaneously handle voice, fax and data transmissions through universal ports, eliminating the need to dedicate ports to specific types of transmissions. A universal port can handle any type of call that comes to it, either a voice, fax or data. Conversely, a dedicated port can only handle a single type of call, either voice or fax or data. Universal and dedicated ports each handle one call at a time, but a universal port can handle any type of call. Universal ports are more flexible and cost-efficient.

   Compliance with major telecommunications standards. Clarent Gateways incorporate relevant International Telecommunications Union standards, including the H.323, G.723.1, G.729a and G.711 codecs, as well as the proprietary AudioCodes, Ltd. NetCoder codecs, among others. We also utilize
Q.931 signaling for call setup and control between the gateways, as specified in H.323.

   Low call latency. Clarent Gateways have a measured latency, the lag between transmission and reception of a voice message, of approximately 100 milliseconds, or ms. Even with the addition of a typical 100 ms to 150 ms of network-induced latency, the total system latency typically experienced with Clarent Gateways is only between 200 ms to 250 ms.

   Echo cancellation. Clarent Gateways employ the G.165 standard to provide clear, virtually echo-less voice transmission.

 Clarent Command Center

   The Clarent Command Center is a centralized client/server software package that processes network management and back-office functions, including the routing and pricing of calls, user management, gateway monitoring and billing. A single Clarent Command Center can support more than one Clarent Gateway. The Clarent Command Center does not have a dedicated connection to each Clarent Gateway. Instead it communicates with Clarent Gateways over the Internet or an Internet protocol network. By centralizing all network management and back-office functions, networks that use the Clarent system can be configured and modified quickly and easily. Furthermore, the Clarent Command Center is designed to be fully redundant through the use of multiple Clarent Command Centers to enhance network efficiency and reliability. Examples of network management and back-office functions performed by the Clarent Command Center include:

   Dynamic routing of calls. Calls are directed to specified groups of gateways. In the event that a specified group of gateways is unavailable for a particular destination, the Clarent Command Center will automatically route the call to the specified backup group of gateways for completion. Furthermore, if there are no gateways for a particular destination, the Clarent Command Center can always route the call through the circuit-switched network, so that call completion can be guaranteed.

   Call pricing. The Clarent Command Center supports a wide range of pricing options for service provider and enterprise customers. Service providers are able to customize their pricing schemes to their business needs and offer different rates for the same routes based on individual call or user characteristics. Enterprise customers are able to charge calls back to different internal departments. Examples of pricing options supported by the Clarent Command Center include time-of-day rates and drop-off rates, which are reduced rates after the first minute of a call. Rates can also be varied, based on the identity of the caller, the calling number or the called number, such as toll-free numbers.

 Relational Database

   The Clarent system also requires the installation of a third-party relational database that stores operational support system data for a network of Clarent gateways. The data stored in the database is used by the Clarent Command Center to provide comprehensive back-office functionality. The Clarent system is currently compatible with specific databases, including current releases from Oracle Corporation and Microsoft Corporation. As a result, customers using the Clarent system can develop their own customized Web interfaces, billing systems and advanced management tools. Examples of the data stored in the relational database include:

   Billing information. Billing data is collected and stored in the relational database and includes extensive detail on all calls made through the network. Invoice generation and reporting programs can be developed using standard database reporting tools.

   Domain management. Service provider and enterprise customers want to determine what calls can be completed within their networks. The Clarent system provides these customers with this capability to segment a network into domains, or "subnetworks" within a larger network.

 Other Clarent Products and Services

   The following table provides a summary of additional Clarent products and services:


  Product or Service               Features
  Clarent Connect                  Provides network interconnection; real-time
                                   account settlement; least-cost routing of
                                   calls; balancing of calls between partners;
                                   and connecting service providers and private
                                   networks of companies
-------------------------------------------------------------------------------
  Clarent Clearinghouse Products   Harvest, sort, group and archive billing
                                   data from individual gateways or networks of
                                   gateways
-------------------------------------------------------------------------------
  Clarent SS7/C7 Gateway Signaling Provides seamless connection between a service provider's network and a Clarent
                                   Gateway
-------------------------------------------------------------------------------
  Clarent Care                     Provides software upgrades and worldwide
                                   technical support to customers seven days a
                                   week, 24 hours a day
-------------------------------------------------------------------------------
  Clarent University               Provides basic and advanced training courses
                                   to users of Clarent technology


 Products Under Development

   We are developing a new architecture called Clarent Open Network Environment (Clarent ONE). This new architecture is providing the foundation for Clarent products today and going forward. Clarent ONE is also being designed to introduce a variety of open, standards-based products targeted to allow consumers to use new end user devices to make IP telephony calls.

   We are currently designing a suite of products based on the Clarent ONE architecture and expect these products to be released in phases going forward. These products include:

  . Clarent ClearView
  . Clarent Gatekeeper
  . Clarent Call Manager
  . Clarent Application Programming Interfaces (APIs)
  . Clarent high density gateway

   Clarent ClearView. Clarent ClearView is designed to provide network management capabilities to customers and tools that allow customers to build their own network management features.

   Clarent Gatekeeper. The Clarent Gatekeeper will be designed to allow Clarent gateways to interoperate with other vendors' gateways.

   Clarent Call Manager. The Clarent Call Manager is an open, standards-based product that will be designed to allow new end user devices to make calls through IP telephony networks.

   Clarent Application Programming Interfaces (APIs). Clarent APIs will be designed to allow software developers to build new end user applications to work with our products.

   Clarent high density gateway. The Clarent high density gateway will be designed to perform the same functions as the current Clarent Gateway, but will be designed to allow 1,500 to 2,000 simultaneous calls in a gateway that currently handles up to 360 simultaneous calls.

Customers

   We began commercial shipments of our products in March 1997 and, as of December 31, 1999, had already shipped Clarent Systems to approximately 220 telecommunications service providers in 60 countries. We sell our products directly and through distributors to service providers.

   The following table is a list of our top 10 customers by revenue for 1999:

   AT&T Corporation &                Rapid Link Telecommunications
    affiliates
   Global Media Concept NV           Samsung
   International Talk.com            Supercom
   Ji Tong Communications            Technet International, Inc.
   oCen                              Triumph Technology Inc.

   In 1999 sales to these customers represented approximately 61% of our revenues. Entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications Co., Ltd. accounted for 10% of net revenue in 1999. Entities affiliated with AT&T Corporation accounted for 36% of net revenue and Technet International accounted for 12% of net revenue in 1998.

Sales, Marketing and Customer Service and Support

 Sales

   We currently have a global sales organization with sales and support personnel based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, the People's Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States. Our sales force sells our products to service providers and enterprises both directly and through third-party distributors. Direct sales accounted for 84% of our net revenue for the year ended December 31, 1999 and 82% for the year ended December 31, 1998. In addition, we have 20 third party distributors in 12 countries. Our arrangements with these distributors provide discount levels, target geographic sales regions and other material terms. In addition, we believe that our value added reseller (VAR) relationship with Siemens will expand our sales opportunities because of the size and geographic presence of Siemens' sales force.

 Marketing

   Our marketing organization develops strategies and implements programs to support the sale of our products. Our current marketing efforts include a number of programs designed to increase industry visibility, including press/analyst tours, trade shows and events, speaking engagements and ongoing interaction with analysts and the media as well as targeted marketing programs. In particular, we have established a partner marketing program to enhance members' ability to develop applications and complementary technology to work with our products and to encourage the growth of minutes exchange networks or clearinghouses based on our technology. Additional programs include our annual customer summit, which provides the opportunity for our customers to meet each other and learn more about the Clarent system. We also undertake joint marketing programs with our clearinghouse customers to help them build their customer base.

 Customer Service and Support

   We believe that customer service and support are critical to maintaining existing customer relationships and developing relationships with new customers. Our professional services group performs the following functions:

  . pre-sales support;

  . technical support and consulting services;

  . customer training; and

  . product maintenance.

   In addition to our sales and support offices in North America, Asia and Europe, we have established a support center in the United States that provides support seven days a week, 24 hours a day. We also currently partner with Equant Integration Services, Inc., a supplier of international network support services, to provide global call center and technical support to our customers.

Competition

   We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. We believe a critical component to success in this market is the ability to establish and maintain strong customer relationships with a wide variety of international service providers and to facilitate relationships between those service providers to increase the geographic coverage of their services.

   Our current principal competitors include large networking equipment manufacturers, such as 3Com Corporation and Cisco Systems, Inc., large telecommunications equipment manufacturers, such as Lucent Technologies Inc. and Nortel Networks Corporation, and IP telephony technology companies, such as VocalTec Communications, Ltd. We also expect new competitors to emerge. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. Furthermore, we believe some of our competitors may offer aggressive sales terms, including financing alternatives, which we might not be able to match. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease.

   We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

   Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Research and Development

   To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our existing products and developing new products. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are currently working on key areas such as ways to improve the transmission of packets as well as the interoperability of our products with those of other vendors. In addition we are developing improvements to network management and enhanced end-user features.

   We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. In the past we have made, and intend to continue to make, significant investments in research and development. Our engineering, research and development expenditures totaled approximately $9.2 million in 1999, $3.4 million in 1998 and $1.0 million in 1997.

   We perform our research and product development activities at our principal offices in Redwood City, California. If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations could be seriously harmed.

Manufacturing and Assembly

   Our manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control and packaging and shipping. We assemble and test our products at our facilities in Redwood City, California. Based on volume, geographic or customer requirements, we may begin outsourcing some assembly and test functions. We have developed an assembly process that enables us to configure our products to be adapted to different customer specifications at the final assembly stage. This flexibility is designed to reduce both our assembly cycle time and our need to maintain a large inventory of finished goods. We believe that the efficiency of our assembly process to date is largely due to our product architecture and our commitment to assembly process design. However, this assembly process involves some risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs.

   We test our products both during and after the assembly process using internally-developed product assurance testing procedures. Although we generally use standard components for our products and try to maintain alternative sources of supply, some key components are purchased from sole or single source suppliers for which alternative sources are not currently available. We may experience supply problems in the future from any of our suppliers, which could delay our ability to assemble and ship our products and seriously harm our business, financial condition and results of operations.

Patents and Intellectual Property

   We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently do not have any United States patents issued for any of our technology, although we do have sixteen United States applications, one German application and one Japanese application on file.

   We also enter into confidentiality and proprietary information and inventions agreements with our employees and consultants, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may be inadequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents, when or if issued, or our other intellectual property rights. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

   From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. We have not conducted an exhaustive search of patents issued to other companies or organizations. Because of the number of patents issued and patent applications filed relating to the transmission of voice over packet-switched networks, we believe there is a risk that current and potential customers and other third parties have filed, or in the future will file applications for, or have received or in the future will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. If these third-party patents or other proprietary rights have been or are issued, or are otherwise asserted by third parties, the holders of these patents or other proprietary rights may bring infringement claims against us. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights and the rights of competitors. Any of these claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. Alternatively, others may claim that we infringe their intellectual property rights, and we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In addition, an adverse ruling could result in substantial, including treble damages or the issuance of an injunction against us requiring that we cease development and withdraw some products from the marketplace.

Employees

   As of December 31, 1999, we had a total of approximately 285 employees, of which approximately 63 were in research and development, 122 were in sales, marketing and customer support and 100 were in finance, administration and operations. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. Competition for this personnel is intense, especially in the San Francisco Bay Area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining the personnel in the future. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

ITEM 2. PROPERTIES

   We occupy approximately 72,000 square feet of space in Redwood City, California. The term of the lease for 25,000 square feet expires in December 2003 and the remaining 47,000 square feet expires in October 2004. In addition to our principal office space in Redwood City, California, we also lease sales and support offices in Illinois and internationally in Belgium, France, Germany, Hong Kong, Japan, the People's Republic of China, Singapore, South Korea, Spain, Taiwan and the United Kingdom. We believe that existing facilities are adequate for our needs through calendar year 2000 and are currently in the process of locating additional space to meet our expected requirements thereafter. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

   Our Common Stock is traded on the Nasdaq National Market under the symbol "CLRN." Public trading of our Common Stock commenced on July 1, 1999. Prior to that date there was no public market for our Common Stock. The following table shows, for the periods indicated, the high and low per share prices of Common Stock, as reported by the Nasdaq National Market.

                          Quarter Ended                            High    Low
                          -------------                           ------- ------
September 30, 1999............................................... $ 54.00 $19.88
December 31, 1999................................................ $110.25 $49.50

   On March 15, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $130.50 per share. As of March 15, 2000, there were approximately 290 stockholders of record of the Common Stock.

Dividends

   We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   Since January 1, 1997, the Registrant has issued and sold, without payment of any selling commissions to any person, the following unregistered securities:

  (1) Prior to completion of the initial public offering, the Registrant effected a two-for-one stock split of its outstanding Common Stock in which every one outstanding share of Common Stock was split into two shares of Common Stock.

  (2) Since January 1, 1997 and through October 15, 1999, the Registrant has granted stock options to purchase 10,101,620 shares of Common Stock (net of cancellations) to a total of 245 employees, consultants and non-employee directors pursuant to the Registrant's stock plans.

  (3) From March 25, 1997 to June 10, 1997, the Registrant issued and sold shares of Series B preferred stock convertible to an aggregate of 6,440,000 shares of Common Stock to a total of 24 private investors for an aggregate purchase price of $3,220,000. All of the Series B preferred stock converted into Common Stock upon completion of the initial public offering.

  (4) As of October 15, 1999, 2,146,019 shares of Common Stock had been issued upon exercise of options under the Registrant's 1999 amended and restated equity incentive plan.

  (5) On February 24, 1998, the Registrant issued and sold warrants to purchase an aggregate of 59,266 shares of Series C preferred stock to eight private investors for an aggregate exercise price of $331,297. All of the warrants described above were exercised prior to the initial pubic offering.

  (6) On April 2, 1998, the Registrant issued warrants to purchase an aggregate of 1,760,000 shares of Common Stock to WK Technology Fund for an aggregate exercise price of $88,000. All of the warrants described above were exercised prior to the initial public offering.

  (7) From June 11, 1998 to December 7, 1998, the Registrant issued and sold shares of Series C preferred stock convertible into an aggregate of 5,288,482 shares of Common Stock to 15 private investors for an aggregate purchase price of $17,399,106. All of the Series C preferred stock converted into Common Stock upon completion of the initial public offering.

  (8) On June 22, 1999, the Registrant issued a warrant to purchase an aggregate of 3,000 shares of Common Stock to Silicon Valley Bank for an aggregate exercise price of $45,000.

  (9) On October 25, 1999, the Registrant issued 43,487 shares of Common Stock to three private investors in connection with the acquisition of all outstanding stock of Global Media Concept, N.V.

   The issuance described in Item 15(a)(1) was or will be exempt from registration under Section 2(3) of the Securities Act of 1933, as amended (the "Securities Act") on the basis that such transaction did not involve a "sale" of securities.

   The sales and issuances of securities in the transactions described in paragraphs (2) and (4) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering, in that the purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof, received either adequate information about the Registrant or had access, through employment or other relationship, to such information, and the securities were offered and sold, either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation as provided by Rule 701. Appropriate legends are affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities.

   The sales and issuances of securities in transactions described in paragraphs (3), (5) through (9) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2), Regulation D or Regulation S promulgated thereunder as transactions by an issuer not involving any public offering. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients received either adequate information about the Registrant or had access, through employment or other relationships, to such information.

   There were no underwritten offerings employed in connection with any of the transactions set forth above.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                 Period from
                                  Year ended December 31,       July 2, 1996
                                  --------------------------   (inception) to
                                    1999     1998     1997    December 31, 1996
                                  --------  -------  -------  -----------------
                                   (in thousands, except
                                     per share amounts)
Income Statement Data:
Net revenue.....................  $ 47,823  $14,647  $ 3,359        $  --
Cost of revenue.................    20,305    6,653    1,189           --
                                  --------  -------  -------        -----
Gross profit....................    27,518    7,994    2,170           --
Operating expenses:
  Research and development......     9,172    3,356    1,044          136
  Sales and marketing...........    25,111    7,099    2,046           --
  General and administrative....     6,877    2,484      639          140
  Amortization of compensation..    19,371      879       --           --
  Amortization of goodwill......       150       --       --           --
  Settlement expense............        --       --      570           --
                                  --------  -------  -------        -----
    Total operating expenses....    60,681   13,818    4,299          276
                                  --------  -------  -------        -----
Loss from operations............   (33,163)  (5,824)  (2,129)        (276)
Other income, net...............     2,512       32       70           --
                                  --------  -------  -------        -----
Loss before income taxes........   (30,651)  (5,792)  (2,059)        (276)
Provision for income taxes......      (132)     (40)      --           --
                                  --------  -------  -------        -----
Net loss........................  $(30,783) $(5,832) $(2,059)       $(276)
                                  ========  =======  =======        =====
Basic and diluted net loss
 per share......................  $  (1.87) $ (1.65) $ (2.14)         N/A
                                  ========  =======  =======        =====
Shares used to compute basic and
 diluted net loss per share.....    16,457    3,544      962           --
                                  ========  =======  =======        =====
                                                 December 31,
                                  ---------------------------------------------
                                    1999     1998     1997          1996
                                  --------  -------  -------  -----------------
                                                (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.........  $281,305  $11,903  $   474        $ 147
Working capital.................   290,227   11,531      781          146
Total assets....................   335,368   25,177    2,818          244
Total stockholders' equity......   308,842   13,764    1,334          242

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion in conjunction with CLARENT CORPORATION's Consolidated Financial Statements and Notes thereto. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Annual Report, and in other documents we file with the SEC.

Overview

   We are a leading provider of IP telephony systems. We were incorporated in July 1996 and commenced sales of our products in March 1997. We generated net revenue of $47.8 million in 1999, $14.6 million in 1998 and $3.4 million in 1997. We incurred net losses of $30.8 million in 1999, $5.8 million in 1998 and $2.1 million in 1997. As of December 31, 1999, we had an accumulated deficit of $39 million.

   We generate revenue from sales of our integrated hardware and software products and from maintenance and support of those products. Revenue derived from product sales, largely sales of our Clarent Gateway products measured in the number of ports, constituted 93% of net revenue in 1999, 94% of net revenue in 1998 and 99% of net revenue in 1997. A port is the connection between the traditional telephone system and the IP telephony system. Each port handles a single call and can have the capacity to handle 8,000 to 10,000 call minutes per month. Telecommunications service providers bill their customers based on the minutes transmitted through their IP telephony systems. Although service revenue does not currently constitute a material portion of our revenue, we believe service revenue will become an increasing portion of our revenue. Product revenue is generally recognized upon shipment. Service revenue includes revenue from implementation and integration services, system management services, warranty coverage and customer support. Revenue from implementation and system integration services is recognized as the services are performed, while revenue from system management services, warranty coverage and customer support is recognized ratably over the period of the contract.

   We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have sales and support personnel based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, the People's Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States. We intend to increase sales through distribution channels. In 1998, we expanded the breadth of our support services by establishing a professional services group to provide product installation and customization, technical support, customer training and product maintenance.

   Net revenue from international sales totaled $25.7 million or approximately 54% of net revenue in 1999, $7.1 million or approximately 48% of net revenue in 1998 and $3.1 million or approximately 94% of net revenue in 1997. We expect that over time we may derive a majority of our revenue from foreign-based service providers, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

   Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacturing our products and customer support costs, as well as materials, travel and labor costs related to personnel engaged in our service operations. Our gross margin is affected by changes in the average selling price of our products and the proportion of our net revenue derived from the sale of software and services. Software sales, which typically carry higher gross margin than hardware sales, currently make up only a fraction of our net revenue. However, we expect that the proportion of software sales will increase in the future. Service sales, which typically carry a lower gross margin than product sales, currently make up a small proportion of our net revenue. We expect the proportion of service revenue to increase in the future. The net impact that the increased proportion of sales of both software and services will have on our total gross margin cannot be determined at this time. Furthermore, we expect to derive an increasing proportion of our net revenue from the sale of our products through distribution channels. Revenue derived from indirect sales typically carries a lower gross margin than direct sales. As a result, we expect the increased proportion of net revenue derived from indirect sales to have a negative impact on our total gross margin in the future.

   Research and development expenses consist primarily of compensation and related costs for research and development personnel, expenses for testing facilities and equipment and third-party consultants. We also make separate investments in engineering personnel and equipment to assure timely response to problems and correction of stability issues in our products. We expect to continue to make substantial investments in research and development and anticipate that research expenses will continue to increase in absolute dollars.

   Sales and marketing expenses consist primarily of compensation and related costs for sales personnel, marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

   General and administrative expenses consist primarily of salaries and related expenses, finance, accounting, business development, human resources, facilities and administration expenses, professional fees, bad debt expenses and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company, and increase our exposure to bad debt expenses arising from obligations to us from our customers, particularly new entrants.

   We expect each of these operating expense categories, research and development, sales and marketing and general and administrative, to increase in absolute dollars. However, the percentage of net revenue that each of these categories represents will vary depending on the rate of our revenue growth and investments that may be required to support the development of new products and our penetration of new markets.

   We have a limited operating history and face a number of risks encountered by early stage companies. These risks include, among others:

  . the market acceptance of IP telephony solutions;

  . our ability to anticipate and respond to changing market conditions, including competition;

  . our ability to retain key customers; and

  . our dependence upon key personnel.

   Also, we had stability issues when we released Version 3.0 of the Clarent Gateway. These issues have been resolved. To date, product defects have not had a material impact on our results of operations. We cannot be certain that product defects will not occur in the future. Management has significantly increased product development resources and quality assurance test processes to address stability issues.

   In addition, although our revenue has grown in recent quarters, we cannot be certain that our revenue will continue to grow or that we will achieve or maintain profitability in the future. We expect to continue to experience significant growth in research and development, sales and marketing and general and administrative expenses as we attempt to expand our business and maintain or improve our market position. We cannot accurately predict the future growth rate, if any, or the ultimate size of our market. In addition, our ability to increase revenue and achieve or maintain profitability depends on a number of factors outside our control, including the extent to which:

  . our products are able to gain market acceptance;

  . our competitors develop competing products; and

  . our distributors and other marketing partners dedicate resources to selling our products.

   Furthermore, we have experienced significant erosion of average selling prices due to a number of factors, including competitive pricing pressures, rapid technological change and increases in sales discounts. We anticipate that the average selling prices of our products will decrease in the future in response to the same factors. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so will cause our revenue to grow more slowly and our gross margin to decline, which will seriously harm our business, financial condition and results of operations.

   Because of continuing and substantial capital expenditures and increasing research and development, sales and marketing and general and administrative expenses, we will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

Results of Operations

   Prior to the first quarter of 1997, our operations were limited and consisted primarily of start-up activities. Accordingly, we believe that year-to-year comparisons of 1998 against 1997, are not meaningful.

   The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

                                    Year ended
                                   December 31,
                                 ---------------------
                                 1999    1998    1997
                                 -----   -----   -----
   As a Percentage of Net
    Revenue:
   Net revenue.................  100.0%  100.0 % 100.0 %
   Cost of revenue.............   42.5    45.4    35.4
                                 -----   -----   -----
   Gross margin................   57.5    54.6    64.6
   Operating expenses:
     Research and development..   19.2    22.9    31.1
     Sales and marketing.......   52.5    48.4    60.9
     General and
      administrative...........   14.4    17.0    19.0
     Amortization of
      compensation.............   40.5     6.0      --
     Amortization of goodwill..    0.3      --      --
     Settlement expense........     --      --    17.0
                                 -----   -----   -----
       Total operating
        expenses...............  126.9    94.3   128.0
                                 -----   -----   -----
   Loss from operations........  (69.3)  (39.7)  (63.4)
   Other income, net...........    5.3     0.2     2.1
                                 -----   -----   -----
   Loss before income taxes....  (64.0)  (39.5)  (61.3)
   Provision for income taxes..   (0.3)   (0.3)     --
                                 -----   -----   -----
   Net loss....................  (64.3)% (39.8)% (61.3)%
                                 =====   =====   =====

 Comparison of Years Ended December 31, 1999, 1998 and 1997

 Net Revenue

   Net revenue consists of sales of both our integrated hardware and software products, as well as revenue generated from the maintenance and support of those products. Net revenue increased to $47.8 million in 1999 from $14.6 million in 1998 and $3.4 million in 1997. The increase in net revenue for 1999 was largely due to a 370% increase in port volume of our Clarent Gateway products sold partially offset by a decrease of approximately 41% in our average per port selling prices for those products. Entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue in 1999. We began generating net revenue in the first quarter of 1997. The increase in net revenue for 1998 was due to a 667% increase in port volume of our Clarent Gateway products sold partially offset by a decrease of approximately 52% in our average per port selling prices for those products. Entities affiliated with AT&T Corporation accounted for 36% of net revenue, and Technet International accounted for 12% of net revenue in 1998. Entities affiliated with AT&T Corporation accounted for 46% of net revenue and Wherever Computer Technology Company Limited accounted for 35% of net revenue in 1997.

 Cost of Revenue

   Cost of revenue increased to $20.3 million in 1999 from $6.7 million in 1998 and $1.2 million in 1997. Gross margin increased to 58% in 1999 from 55% in 1998. The increase in margin was predominantly attributable to a change in sales mix to include more software sales in 1999 as compared to 1998. Gross margin declined from 65% in 1997 to 55% in 1998. The decline in 1998 was a result of decreases in average selling prices in our products, offset to a lessor degree by a decrease in the material cost of our products.

   The mix of products we sell will significantly impact our gross margin. We expect a negative impact on our gross margin from the introduction of new integrated hardware and software products and new versions of existing integrated hardware and software products. However, we expect increased sales of our software products both in absolute dollars and as a percentage of net revenue to positively impact our gross margin. The future net impact on our gross margin from the increased proportion of sales of both software and services cannot be determined at this time.

 Research and Development Expenses

   Research and development expenses increased to $9.2 million in 1999 from $3.4 million in 1998 and from $1.0 million in 1997. The absolute dollar increases in research and development expenses from year to year were primarily attributable to increases in the number of research and development personnel. Research and development expenses decreased as a percentage of net revenue to 19% in 1999 from 23% in 1998 and from 31% in 1997.

 Sales and Marketing Expenses

   Sales and marketing expenses increased to $25.1 million in 1999 from $7.1 million in 1998 and from $2.0 million in 1997. The absolute dollar increase in sales and marketing expenses for 1999 as compared to 1998 and for 1998 as compared to 1997 were primarily attributable to a $7 million and $3.4 million or 400% and 67% increase in personnel and related expenses. The growth rate of sales and marketing expenses in 1999 exceeded the growth rate of net revenue for the period because we were adding sales and marketing personnel and spending on promotional activities in anticipation of increased future sales. Sales and marketing expenses decreased as a percentage of net revenue to 49% in 1998 from 61% in 1997 primarily due to increased productivity of our sales personnel and increased net revenue in such periods.

 General and Administrative Expenses

   General and administrative expenses increased to $6.9 million in 1999 from $2.5 million in 1998 and from $0.6 million in 1997. The increases in general and administrative expenses from 1998 to 1999 were due to increases in general and administrative personnel expenses and related occupancy costs and to a lessor degree an increase in the charge for the allowance for doubtful accounts. The absolute dollar increases in general and administrative expenses from 1997 to 1998 were due to a $198,000 or 11% increase in general and administrative personnel expenses, a $371,000 or 20% increase in professional services fees, a $733,000 or 39% increase in the charge for the allowance for doubtful accounts and, to a lesser extent, increased facility expenses to support the growth of our operations. General and administrative expenses decreased as a percentage of net revenue to 14% in 1999 from 17% in 1998 and from 19% in 1997.

 Amortization of Compensation

   Amortization of compensation expense for 1999 was $19.4 million as compared to $879,000 for 1998. Amortization of compensation expense includes $7.1 million in 1999 and $522,000 in 1998 from stock compensation charges resulting from the granting of stock options at prices below the deemed fair value of our common stock. We expect to amortize additional deferred compensation using the graded method over the vesting period of the stock options of $3.8 million in 2000, $1.7 million in 2001 and $0.5 million in 2002.

  Amortization of compensation for the years ended December 31, 1999 and 1998 also includes $12.3 million and $357,000, respectively associated with the granting of a warrant for advisory services to an investor. We terminated the advisory services arrangement in June 1999 which caused the unvested portion of the warrant to become fully vested.

 Settlement Expense

   Settlement expense totaled $570,000 in 1997 and consisted of our legal expenses and the settlement expense that we paid in connection with a dispute with one of our distributors. Under the terms of the settlement agreement, we made cash payments to the distributor of $250,000 and granted the distributor a 5% increase in its existing discount rate for a specific quantity of its purchases from us in 1998. In addition, under the terms of the settlement agreement, we issued 45,592 shares of Series C preferred stock to the distributor at a value of $6.58 per share in August 1998.

 Income Taxes

   The provision for income taxes of approximately $132,000 for 1999 and $40,000 for 1998 consists entirely of current foreign income taxes provided on the profits attributable to the Company's foreign operations. Due to operating losses and the Company's inability to recognize an income tax benefit from these losses, there is no provision for income taxes for 1997. As of December 31, 1999, we had $15 million of federal and $8.6 million of state net operating loss carryforwards to offset future taxable income. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally the result of differences in the tax treatment of deferred compensation, accounts receivable reserves, other non-deductible accruals and reserves and deferred revenue.

   We cannot assure you that we will realize the benefit of the net operating loss carryforwards and have therefore set up a full valuation allowance against these deferred tax assets. The federal and state net operating loss carryforwards will expire at various dates beginning in fiscal year 2004 through 2019, if we do not use them. Due to the "change of ownership" provisions of the Internal Revenue Code, the availability of our net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods.

Liquidity and Capital Resources

   From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. During 1999 we completed both an initial and a secondary public offering which resulted in net proceeds of approximately $303 million.

   Net cash used in operating activities was $15.9 million in 1999, $5.8 million in 1998, and $2.3 million in 1997. Net cash used in operating activities for 1999 was attributable primarily to a net loss of approximately $30.8 million and increases in trade accounts receivable of $15.9 million and inventory of $4.8 million partially offset by depreciation of $2.8 million, amortization of compensation of $19.4 million, increases in accounts payable and accrued liabilities of $10.2 million and increases in deferred revenue of $5.7 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The increase in accounts receivable for 1999 is primarily the result of increased sales which occurred during the last month of the year.

   The increase in deferred revenue for 1999 is a result of a net increase in the unamortized portion of support and maintenance revenue of $3.9 million due to the overall increase in sales. In addition, we deferred recognition on some sales where collectibility was not probable because of the fact that in some sales arrangements, payment terms are for periods that are longer than our normal terms. Because we have not established a payment collection history with some of these customers, we concluded that the fees in these arrangements were not "fixed and determinable" as defined by the software revenue recognition rules. For these arrangements, we perform normal credit checks but concluded that revenue should be deferred until such time as payments become due or are received. The increase in deferred revenue as a result of not meeting the fixed and determinable criteria was $1.8 million for 1999. No provision for doubtful accounts has been established for these deferred revenue arrangements.

   For 1998, cash used in operating activities was attributable primarily to a net loss of approximately $5.8 million, and increases in trade accounts receivable of $6.2 million and inventory of $2.7 million. For 1998, the increase in accounts receivable was primarily the result of higher sales levels during the fourth quarter. During the year ended December 31, 1998, we increased our allowance for doubtful accounts by $769,000 to address potential exposures related to an increase in international sales and changes in the composition of our customer base to include more international and new entrant customers. There was no deferred revenue recognized on sales to these customers, as collectibility was probable under the software revenue recognition rules. The cash used in operating activities was offset in part by depreciation of approximately $516,000, amortization of compensation of $879,000 and increases in accounts payable and accrued liabilities of approximately $3.4 million and an increase in deferred revenue of approximately $4.3 million for the year ended December 31, 1998. The increase in deferred revenue as a result of not meeting the fixed and determinable criteria was $1.4 million in 1998.

   For 1997, cash used in operating activities was attributable primarily to a net loss of $2.1 million, an increase in trade accounts receivable of $777,000 and an increase in inventory of $889,000 due to anticipated growth in expected product revenues, offset in part by increases in accounts payable and accrued liabilities of $1.3 million. For 1997 the increase in accounts receivable was entirely related to our increase in sales.

   Net cash used in investing activities was approximately $58.5 million in 1999, $2.2 million in 1998 and $555,000 in 1997. For 1999, $45.6 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. The remaining cash used in investing activities for each year was for purchases of property and equipment.

   Net cash provided by financing activities was $301.2 million in 1999, $19.5 million in 1998 and $3.2 million in 1997. For the year ended December 31, 1999, cash provided by financing activities was attributable primarily to net proceeds from the issuance of common stock principally through our initial and secondary public offerings. In 1998 cash provided by financing activities was attributable to $14.8 million in proceeds from the issuance of preferred stock, $2.5 million of short-term borrowings and $2.6 million of funds received from the issuance of bridge notes convertible into Series C preferred stock offset by $550,000 in repayment of those bridge notes. For 1997, cash provided by financing activities was attributable principally to proceeds from the issuance of preferred stock.

   As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may establish additional operations as we expand globally.

   We believe that our current cash, cash equivalents, short-term investments, and borrowing capacity will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or increase the available borrowings under our line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133) which provides for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on our results of operations of financial condition when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities.

   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9. "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (SOP 98-9). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 is not expected to have a material impact on our consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements. " SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. SAB 101 is not expected to have a significant effect on our consolidated results of operations, financial position, or cash flows.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

   The cautionary statements below discuss important factors that could cause actual results to differ materially from the projected results contained in the forward looking statements in this report. Clarent participates in a newly emerging high technology market characterized by intense competition, aggressive pricing practices, newly evolving customer requirements and rapid technological product developments.

We have a limited operating history, which makes it difficult to evaluate our prospects.

   We are an early-stage company in the emerging IP telephony market. We were founded in July 1996. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the IP telephony market, and our business in particular, are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

Unless we generate significant revenue growth, our increasing expenses and negative cash flow will significantly harm our financial position.

  As of December 31, 1999, we had an accumulated deficit of $39 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

   We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

   Period                                                        Operating Loss
   ------                                                        --------------
   Year ended December 31, 1999.................................  $(33,163,000)
   Year ended December 31, 1998.................................    (5,824,000)
   Year ended December 31, 1997.................................    (2,129,000)

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

   We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include 3Com Corporation, Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation and VocalTec Communications, Ltd. Many of our large competitors have stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. According to one industry source, our market share in the IP telephony equipment market, as measured by ports shipped, fell from 16.7% in 1998 to 4.0% in the first half of 1999. We also expect that other companies may enter our market with better products and technologies.

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

   Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From December 31, 1998 to December 31, 1999, the number of our employees increased from approximately 100 to 285. We expect our anticipated growth and expansion to continue to place strain on our management, operational and financial resources. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

   We expect to generate a portion of our revenue from new entrants in the telecommunications service provider market. Failure to generate revenue from these new entrants could have a negative impact on our business. Examples of these service providers include traditional, local, international and wholesale long distance companies, competitive local exchange carriers and Internet telephony service providers. Many of these new entrants are still building their infrastructures and rolling out their services. We cannot guarantee that any of these companies will achieve commercial viability. Given that these new entrants may be start-up operations with uncertain financial resources, we cannot be sure that these new entrants will be able to pay their obligations to us for purchase of our products on a timely basis, or at all. Where collectibility is not deemed by us to be probable, we defer recognition of revenue on these arrangements until payments become due or are received. Some of our new entrant customers have been late in making payments to us. To date, late payments from our customers have not significantly impacted our operations. However, we cannot be certain that late payments from our customers will not impact our operations in the future. The failure of these companies to achieve commercial viability or pay their obligations to us would, in turn, seriously harm our business, financial condition and results of operations.

A loss of one or more of our key customers could cause a significant decrease in our net revenue.

   We have historically derived the majority of our revenue from a small number of customers, particularly various entities within AT&T. In 1999, entities affiliated with AT&T Corporation accounted for 15% of our net revenue and entities affiliated with Ji Tong Communications accounted for 10% of our net revenue. In 1998 entities affiliated with AT&T Corporation accounted for 36% of our net revenue and Technet International accounted for 12% of our net revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their relationships with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

   We believe that our future success is dependent upon our ability to expand our direct sales force and establish successful relationships with a variety of international distribution partners. To date, we have entered into agreements with only a small number of distribution partners that accounted for approximately 16% of net revenue for 1999 and 18% of net revenue for 1998. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. In 1997 we settled a dispute with one of our distributors at a cost to us of $570,000, plus future specified discounts. We cannot guarantee that we will successfully manage our distributor relationships in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

   International sales represented approximately 54% of net revenue in 1999, 48% in 1998 and 94% in 1997. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

   We currently have personnel based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico the People's Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

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

   We believe there is a risk that third parties have filed, or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If we are unable to obtain the license, we may be unable to market our products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business, financial condition and results of operations.

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

   We are also subject certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

Substantial future sales of our shares in the public market may cause our stock price to fall.

   If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market during a short period of time, our stock price may decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends.

   We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth. Therefore, we do not expect to pay any dividends in the foreseeable future.

Year 2000 Compliance

   We conducted a Year 2000 readiness review for the prior and current versions of our products. The review included assessment, implementation, including remediation, modifications, where necessary, of current product versions, validation testing and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

   We completed all phases of this plan for the prior and current versions of our products. As a result, all current versions of our products are "Year 2000 compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the computer on which our products run and any other software used with or in the computer on which our products run, prior versions of our products are also Year 2000 compliant. We also supplied our customers who use prior versions of our products with software updates for the third party supplied software components of our products to make those versions Year 2000 compliant. We have tested our products on all platforms and all versions of operating systems that we currently support.

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

   We have tested software obtained from third parties that is incorporated into our products, and is used internally and we have received assurances from our primary vendors that licensed software is Year 2000 compliant.

   Clarent is currently not aware of any Year 2000 problems in any of its products, critical systems or services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

   Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 1999, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates.

   We have an investment portfolio of fixed income securities, including those classified as cash equivalents of $273 million at December 31, 1999. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase. We do not use derivative financial instruments in our portfolio. Substantially all of our investment securities mature within one year.

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than .1%) in the fair market value of our available-for-sale securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CLARENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors...........................  37

Consolidated Balance Sheets.................................................  38

Consolidated Statements of Operations.......................................  39

Consolidated Statements of Stockholders' Equity.............................  40

Consolidated Statements of Cash Flows.......................................  43

Notes to Consolidated Financial Statements..................................  45
Financial Statement Schedule:
 For the three years ended December 31, 1999
 Schedule II--Valuation and Qualifying Accounts.............................  59

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Clarent Corporation

   We have audited the accompanying consolidated balance sheets of Clarent Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarent Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 19, 2000

                              CLARENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
ASSETS
Current assets:
  Cash and cash equivalents................................. $238,724  $11,903
  Short-term investments....................................   42,581       --
  Accounts receivable, net of allowance for doubtful
   accounts of $2,314 and $807, at December 31, 1999 and
   1998.....................................................   24,218    6,943
  Inventories...............................................    8,404    3,620
  Prepaid expenses and other current assets.................    2,826      478
                                                             --------  -------
    Total current assets....................................  316,753   22,944
Property and equipment, net.................................   12,696    2,233
Investments.................................................    2,988       --
Other assets................................................    2,931       --
                                                             --------  -------
                                                             $335,368  $25,177
                                                             ========  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  8,552  $ 2,905
  Line of credit............................................       --    2,500
  Compensation related accruals.............................    2,991      515
  Deferred revenue..........................................   10,117    4,414
  Other accrued liabilities.................................    4,866    1,079
                                                             --------  -------
    Total current liabilities...............................   26,526   11,413
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value:
    Authorized shares--5,000,000 at December 31, 1999; none
     issued and outstanding.................................       --       --
  Convertible preferred stock, $0.001 par value, issuable in series:
    Authorized shares--None at December 31, 1999 and
     8,000,000 at December 31, 1998
    Issued and outstanding shares--None at December 31, 1999
     and 6,864,241 in 1998 .................................       --   21,024
  Common stock, $0.001 par value:
    Authorized shares--50,000,000 at December 31, 1999 and
     1998...................................................
    Issued and outstanding shares 30,985,984 at December 31,
     1999 and 7,129,076 in 1998 ............................  353,894    2,746
  Deferred compensation.....................................   (5,990)  (1,771)
  Accumulated other comprehensive loss......................     (112)     (68)
  Accumulated deficit.......................................  (38,950)  (8,167)
                                                             --------  -------
    Total stockholders' equity..............................  308,842   13,764
                                                             --------  -------
                                                             $335,368  $25,177
                                                             ========  =======

                            See accompanying notes.

                              CLARENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Year ended
                                                         December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Net revenue....................................... $ 47,823  $14,647  $ 3,359
Cost of revenue...................................   20,305    6,653    1,189
                                                   --------  -------  -------
  Gross profit....................................   27,518    7,994    2,170
Operating expenses:
 Research and development.........................    9,172    3,356    1,044
 Sales and marketing..............................   25,111    7,099    2,046
 General and administrative.......................    6,877    2,484      639
 Amortization of compensation.....................   19,371      879       --
 Amortization of goodwill.........................      150       --       --
 Settlement expense...............................       --       --      570
                                                   --------  -------  -------
  Total operating expenses........................   60,681   13,818    4,299
                                                   --------  -------  -------
Loss from operations..............................  (33,163)  (5,824)  (2,129)
Other income:
 Interest and other income........................    2,812      204       70
 Interest expense.................................     (300)    (172)      --
                                                   --------  -------  -------
  Total other income..............................    2,512       32       70
                                                   --------  -------  -------
Loss before income taxes..........................  (30,651)  (5,792)  (2,059)
Provision for income taxes........................     (132)     (40)      --
                                                   --------  -------  -------
Net loss.......................................... $(30,783) $(5,832) $(2,059)
                                                   ========  =======  =======
Basic and diluted net loss per share.............. $  (1.87) $ (1.65) $ (2.14)
                                                   ========  =======  =======
Shares used to compute basic and diluted net loss
 per share........................................   16,457    3,544      962
                                                   ========  =======  =======


                            See accompanying notes.

                              CLARENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                      Convertible                                        Notes                    Accumulated
                    Preferred Stock    Common Stock                    Receivable                    Other
                   ----------------- ------------------    Deferred       from     Comprehensive Comprehensive Accumulated
                    Shares   Amount    Shares    Amount  Compensation Stockholders     Loss          Loss        Deficit
                   --------- ------- ----------  ------  ------------ ------------ ------------- ------------- -----------
Balances as of
December 31,
1996.............  1,000,000 $   492  7,400,000  $  37      $   --       $ (11)       $    --        $ --        $ (276)
Issuance of
Series B
convertible
preferred stock,
net of issuance
costs of $27.....  3,220,000   3,193         --     --          --          --             --          --            --
Exercise of
common stock
options..........         --      --      1,000     --          --          --             --          --            --
Repurchase of
common stock.....         --      -- (2,000,000)   (10)         --           2             --          --            --
Comprehensive
income:
 Net loss........         --      --         --     --          --          --         (2,059)         --        (2,059)
 Foreign currency
 translation
 adjustment......         --      --         --     --          --          --            (34)        (34)           --
                                                                                      -------
Comprehensive
loss.............         --      --         --     --          --          --        $(2,093)         --            --
                   --------- ------- ----------  -----      ------       -----        =======        ----        ------
Balances as of
December 31,
1997.............  4,220,000   3,685  5,401,000     27          --          (9)            --         (34)       (2,335)
Issuance of
Series C
convertible
preferred stock,
net of issuance
costs of $159....  2,278,650  14,834         --     --          --          --             --          --            --
Issuance of
Series C
preferred stock
for settlement
expense..........     45,592     300         --     --          --          --             --          --            --
Conversion of
Series C bridge
notes and related
accrued interest
of $56 to Series
C preferred
stock, net of
issuance costs of
$129.............    319,999   1,977         --     --          --          --             --          --            --
Issuance of
warrants in
conjunction with
Series C bridge
financing........         --     228         --     --          --          --             --          --            --
Exercise of
common stock
options..........         --      --  1,064,748     36          --          --             --          --            --
Exercise of
common stock
warrants.........         --      --    768,328     38          --          --             --          --            --
Repurchase of
common stock.....         --      --   (105,000)    (5)         --          --             --          --            --
Forgiveness of
stockholder notes
receivable.......         --      --         --     --          --           9             --          --            --
Deferred
compensation
related to grant
of stock
options..........         --      --         --  2,293      (2,293)         --             --          --            --
Compensation
related to
issuance of
warrants for
services.........         --      --         --    357          --          --             --          --            --
Amortization of
deferred
compensation.....         --      --         --     --         522          --             --          --            --
                       Total
                   Stockholders'
                      Equity
                   -------------
Balances as of
December 31,
1996.............     $   242
Issuance of
Series B
convertible
preferred stock,
net of issuance
costs of $27.....       3,193
Exercise of
common stock
options..........          --
Repurchase of
common stock.....          (8)
Comprehensive
income:
 Net loss........      (2,059)
 Foreign currency
 translation
 adjustment......         (34)
Comprehensive
loss.............          --
                   -------------
Balances as of
December 31,
1997.............       1,334
Issuance of
Series C
convertible
preferred stock,
net of issuance
costs of $159....      14,834
Issuance of
Series C
preferred stock
for settlement
expense..........         300
Conversion of
Series C bridge
notes and related
accrued interest
of $56 to Series
C preferred
stock, net of
issuance costs of
$129.............       1,977
Issuance of
warrants in
conjunction with
Series C bridge
financing........         228
Exercise of
common stock
options..........          36
Exercise of
common stock
warrants.........          38
Repurchase of
common stock.....          (5)
Forgiveness of
stockholder notes
receivable.......           9
Deferred
compensation
related to grant
of stock
options..........          --
Compensation
related to
issuance of
warrants for
services.........         357
Amortization of
deferred
compensation.....         522

                            See accompanying notes.

                              CLARENT CORPORATION

                     (in thousands, except share amounts)

                      Convertible                                           Notes                    Accumulated
                    Preferred Stock        Common Stock                   Receivable                    Other
                   -------------------  -------------------   Deferred       from     Comprehensive Comprehensive Accumulated
                     Shares    Amount     Shares    Amount  Compensation Stockholders     Loss          Loss        Deficit
                   ----------  -------  ---------- -------- ------------ ------------ ------------- ------------- -----------
Comprehensive
loss:
 Net loss........          --  $    --          -- $     --   $    --       $  --        $(5,832)       $ --        $(5,832)
 Foreign currency
 translation
 adjustment......          --       --          --       --        --          --            (34)        (34)            --
                                                                                         -------
Comprehensive
loss.............          --       --          --       --        --          --         (5,866)         --             --
                   ----------  -------  ---------- --------   -------       -----        =======        ----        -------
Balances as of
December 31,
1998.............   6,864,241   21,024   7,129,076    2,746    (1,771)         --                        (68)        (8,167)
Compensation
related to
issuance of
warrants for
services.........          --       --          --   12,272        --          --             --          --             --
Exercise of
common stock
warrants.........          --       --     991,672       50        --          --             --          --             --
Exercise of
Series C
preferred stock
warrants.........      59,266      332          --       --        --          --             --          --             --
Conversion of
preferred stock
into common
stock............  (6,923,507) (21,356) 13,847,014   21,356        --          --             --          --             --
Deferred
compensation
related to grant
of stock
options..........          --       --          --   11,318   (11,318)         --             --          --             --
Issuance of
common stock in
initial and
secondary public
offerings, net of
issuance costs of
$18,515..........          --       --   7,565,625  302,563        --          --             --          --             --
Exercise of
common stock
options..........          --       --   1,362,184      191        --          --             --          --             --
Stock issued
through employee
stock purchase
plan.............          --       --      46,926      598        --          --             --          --             --
Common stock
issued in
connection with
acquisition......          --       --      43,487    2,800        --          --             --          --             --
Amortization of
deferred
compensation.....          --       --          --       --     7,099          --             --          --             --
                       Total
                   Stockholders'
                      Equity
                   -------------
Comprehensive
loss:
 Net loss........     $(5,832)
 Foreign currency
 translation
 adjustment......         (34)
Comprehensive
loss.............          --
                   -------------
Balances as of
December 31,
1998.............      13,764
Compensation
related to
issuance of
warrants for
services.........      12,272
Exercise of
common stock
warrants.........          50
Exercise of
Series C
preferred stock
warrants.........         332
Conversion of
preferred stock
into common
stock............          --
Deferred
compensation
related to grant
of stock
options..........          --
Issuance of
common stock in
initial and
secondary public
offerings, net of
issuance costs of
$18,515..........     302,563
Exercise of
common stock
options..........         191
Stock issued
through employee
stock purchase
plan.............         598
Common stock
issued in
connection with
acquisition......       2,800
Amortization of
deferred
compensation.....       7,099

                            See accompanying notes.

                              CLARENT CORPORATION

                     (in thousands, except share amounts)

                    Convertible                                           Notes                    Accumulated
                  Preferred Stock        Common Stock                   Receivable                    Other
                  ------------------  -------------------   Deferred       from     Comprehensive Comprehensive Accumulated
                  Shares    Amount      Shares    Amount  Compensation Stockholders     Loss          Loss        Deficit
                  -------   --------  ---------- -------- ------------ ------------ ------------- ------------- -----------
Comprehensive
loss:
 Net loss........       --   $     --         -- $     --   $    --          --       $(30,783)       $  --      $(30,783)
 Foreign currency
 translation
 adjustment......       --         --         --       --        --          --            (29)         (29)           --
 Unrealized loss
 on securities...       --         --         --       --        --          --            (15)         (15)           --
                                                                                      --------
Comprehensive
loss.............       --         --         --       --        --          --       $(30,827)          --            --
                   -------   -------- ---------- --------   -------        ----       ========        -----      --------
Balances as of
December 31,
1999.............       --   $     -- 30,985,984 $353,894   $(5,990)       $ --                       $(112)     $(38,950)
                   =======   ======== ========== ========   =======        ====                       =====      ========
                      Total
                  Stockholders'
                     Equity
                  -------------
Comprehensive
loss:
 Net loss........   $(30,783)
 Foreign currency
 translation
 adjustment......        (29)
 Unrealized loss
 on securities...        (15)
Comprehensive
loss.............         --
                  -------------
Balances as of
December 31,
1999.............   $308,842
                  =============


                            See accompanying notes.

                              CLARENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Year ended
                                                          December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $(30,783) $(5,832) $(2,059)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation...................................    2,809      516       82
    Amortization of goodwill.......................      150       --       --
    Amortization of compensation...................   19,371      879       --
    Interest expense from warrant issued in
     conjunction with Series C bridge notes........       --       99       --
    Preferred stock issued for interest payable....       --       56       --
    Forgiveness of stockholder notes receivable....       --        9       --
    Changes in operating assets and liabilities,
     net of effect of acquired business:
      Accounts receivable..........................  (15,860)  (6,166)    (777)
      Inventories..................................   (4,759)  (2,731)    (889)
      Prepaid expenses and other current assets....   (2,348)    (353)    (124)
      Other assets.................................     (361)      10        1
      Accounts payable and accrued liabilities.....   10,154    3,440    1,324
      Deferred revenue.............................    5,703    4,259      155
                                                    --------  -------  -------
      Net cash used in operating activities........  (15,924)  (5,814)  (2,287)
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchases of investment securities...............  (48,759)      --       --
  Sale and maturity of short term investments......    3,175
  Purchases of property and equipment..............  (13,228)  (2,207)    (555)
  Business combination, net of cash acquired.......      325       --       --
                                                    --------  -------  -------
      Net cash used in investing activities........  (58,487)  (2,207)    (555)
                                                    --------  -------  -------
Cash flows from financing activities:
  Proceeds from (payment of) line of credit........   (2,500)   2,500       --
  Proceeds from Series C bridge notes..............       --    2,600       --
  Principal payment on Series C bridge notes.......       --     (550)      --
  Net proceeds from issuance of common stock, net
   of repurchases..................................  303,402       69       (8)
  Net proceeds from issuance of preferred stock....      332   14,834    3,193
                                                    --------  -------  -------
      Net cash provided by financing activities....  301,234   19,453    3,185
                                                    --------  -------  -------
Effect of exchange rate changes on cash and cash
 equivalents.......................................       (2)      (3)     (16)
                                                    --------  -------  -------
      Net increase in cash and cash equivalents....  226,821   11,429      327
Cash and cash equivalents at the beginning of
 year..............................................   11,903      474      147
                                                    --------  -------  -------
Cash and cash equivalents at the end of year ...... $238,724  $11,903  $   474
                                                    ========  =======  =======

                            See accompanying notes.

                              CLARENT CORPORATION

                                 (in thousands)

                                                                Year ended
                                                               December 31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
Supplemental disclosure of cash flow information
Cash paid for interest...................................  $   300 $   28 $   --
                                                           ======= ====== ======
Supplemental disclosure of noncash financing activities
Conversion of bridge notes to Series C preferred stock,
 less unamortized cost of related preferred stock
 warrant.................................................  $    -- $1,921 $   --
                                                           ======= ====== ======
Issuance of preferred stock for settlement expense.......  $    -- $  300 $   --
                                                           ======= ====== ======
Conversion of preferred stock to common stock............  $21,356 $   -- $   --
                                                           ======= ====== ======
Issuance of common stock in connection with acquisition..  $ 2,800 $   -- $   --
                                                           ======= ====== ======


                            See accompanying notes.

                              CLARENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The Company and Summary of Significant Accounting Policies

 Description of Business

   Clarent Corporation (Clarent or the Company) was incorporated in the state of California on July 2, 1996. In July 1999, the Company was reincorporated in the state of Delaware. The Company is a provider of Internet protocol based technology and systems for the delivery and administration of telecommunication services over public and private networks.

 Basis of Presentation

   The consolidated financial statements include the accounts of Clarent and its subsidiaries. The Company has export sales from the United States and has marketing and liason operations in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, China, Singapore, South Korea, Spain, Taiwan and the United Kingdom. All significant intercompany transactions and balances have been eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   Revenue is recognized at the time of shipment of the products and when no significant contractual obligations or acceptance terms, if any, remain outstanding and collection of the resulting receivable is deemed probable. Shipment of evaluation products are not recognized as revenue until acceptance by the customer. Revenue from services is recognized when the services are performed. Amounts billed or received in advance of satisfying revenue recognition criteria are classified as deferred revenue in the accompanying balance sheets.

 Concentrations of Credit Risk and Credit Evaluations

   Financial instruments which subject the Company to concentrations of credit risk primarily consist of cash, short and long term investments and trade accounts receivable. The Company maintains its cash and cash equivalents principally in domestic financial institutions of high-credit standing. The Company's receivables are derived primarily from sales of software and hardware products and services to companies primarily in the domestic and international telecommunications arena. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses and such losses to date have been within management's expectations. The Company provided $1,523,000, $803,000 and $38,000 for doubtful accounts, which was recorded as operating expense for the years ended December 31, 1999, 1998, and 1997, respectively.

   A limited number of customers have historically accounted for a substantial portion of the Company's revenue. Two customers, AT&T Corporation and Ji Tong Communications Co. Ltd., accounted for 15% and 10%, respectively, of net revenue for the year ended December 31, 1999. Two customers, AT&T Corporation and Technet International, accounted for 36% and 12%, respectively, of net revenue for the year ended December 31, 1998. Two customers, AT&T Corporation and Wherever Computer Technology Company Limited, accounted for 46% and 35%, respectively, of net revenue for the year ended December 31, 1997.

   Sales of the Company's products and contracts for its technology will vary as a result of fluctuations in market demand for such products and technology. Further, the markets in which the Company competes are characterized by rapid technological change and increasing competition.

                              CLARENT CORPORATION

 Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investment securities with maturity from date of purchase of three months or less to be cash equivalents and investment securities with maturity from date of purchase of more than three months but less than one year to be short-term investments.

   Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses reported net-of-tax as a separate component of comprehensive income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income along with interest and dividends.

 Inventories

   Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of the following:

                                                               December 31,
                                                               -------------
                                                                1999   1998
                                                               ------ ------
                                                                (in thousands)
   Raw materials.............................................. $7,347 $2,529
   Finished goods.............................................  1,057  1,091
                                                               ------ ------
                                                               $8,404 $3,620
                                                               ====== ======

 Property and Equipment

   The Company records computer, production and engineering equipment, and furniture at cost and calculates depreciation using the straight-line method over the estimated useful lives of the assets, generally eighteen months to five years.

 Software Development Costs

   Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Costs incurred by the Company between the establishment of technological feasibility and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expenses in the accompanying statements of operations.

 Stock-Based Compensation

   The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

 Advertising Expenses

   The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for 1999, 1998 and 1997 were approximately $2,640,000, $706,000 and $319,000, respectively.

                              CLARENT CORPORATION

 Foreign Currency Translation

   Assets and liabilities of the Company's wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

 Comprehensive Income (Loss)

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, requiring foreign currency translation adjustments and unrealized gains and losses on short and long-term investments which currently are reported in stockholders' equity, to be included in other comprehensive income/loss. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. At December 31, 1999, accumulated other comprehensive loss included cumulative translation adjustment losses of $97,000, unrealized losses on investments of $71,000 and unrealized gains on investments of $56,000. At December 31, 1998, the Company's accumulated other comprehensive loss consisted entirely of cumulative translation adjustments.

 Development Costs

   Since January 1, 1999, the Company has accounted for internal use software costs, including website development costs, in accordance with Statement of Position 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). In accordance with SOP 98-1, the Company capitalizes its costs to develop software for its website and other internal uses when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are capitalized. All capitalized costs are amortized to expense over their expected useful lives.

   Costs required to be capitalized under SOP 98-1 have been insignificant to date. Prior to the adoption of SOP 98-1, costs incurred by the Company to develop, enhance, manage, monitor, and operate its website were expensed as incurred.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

   In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. Management does not expect the adoption of SOP 98-9 to have a material impact on the Company's results of operations or financial position.

                              CLARENT CORPORATION

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Note 2. Financial Instruments

   Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at December 31, 1999. At December 31, 1998, the fair value of cash equivalents approximated cost, and the unrealized gains or losses were not material.

                                                  December 31, 1999
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                    (in thousands)
Money market fund..................... $    477     $--        $ (3)   $    474
Commercial paper......................  206,188      52         (40)    206,200
Government securities.................   44,189       4         (28)     44,165
Market auction preferred..............   22,255      --          --      22,255
                                       --------     ---        ----    --------
                                       $273,109     $56        $(71)   $273,094
                                       ========     ===        ====    ========
Classified as:
  Cash equivalents.................... $227,496     $56        $(27)   $227,525
  Short-term investments..............   42,613      --         (32)     42,581
  Investments.........................    3,000      --         (12)      2,988
                                       --------     ---        ----    --------
                                       $273,109     $56        $(71)   $273,094
                                       ========     ===        ====    ========

   The contractual maturities of Clarent's long-term investments were between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the year ended December 31, 1999 and 1998. There were no realized gains or losses on sales of available-for-sale securities in 1997.

Note 3. Related Party Transactions

   In June 1997, the Company entered into an agreement for advisory services with WK Technology Fund, a Taiwanese corporation, one of whose principals is a member of the Company's board of directors. The advisory services primarily related to business strategy for the Company and were to be performed over a four-year term. As consideration for the advisory services, the Company granted to WK Technology Fund a warrant to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.05 per share. On the 6-month anniversary of the warrant effective date, 175,000 of the warrants vested with the remaining warrants scheduled to vest ratably over the subsequent 42 months or immediately 30 days prior to the closing of the Company's public offering. The warrant had a life of five years. The Company valued the warrant using the guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue 96-18. The value of the warrant was determined using the Black-Scholes valuation method. The inputs used included the exercise price of the warrant of $0.05, the value of the Company's common stock at each vesting date, expected dividend yield of 0%, risk free interest rate of 6.0%, expected volatility of 0.3 and the contractual life of the warrant of five years. The Company has recorded compensation charges totaling $12,272,000, $357,000 and $3,000 for the years ended

                              CLARENT CORPORATION

December 31, 1999, 1998 and 1997, respectively. These amounts are included in amortization of compensation in the consolidated statement of operations. The Board of Directors terminated the advisory services arrangement in June 1999 and elected to have the unvested portion of the warrants become fully vested. WK Technology Fund purchased 408,328 shares of the Company's common stock under this warrant in August 1998 and the remaining 991,672 shares in July 1999.

   Also in June 1997, the Company entered into another agreement for certain services with WK Technology Fund. These services were to assist the Company in identifying, evaluating, and recommending an outside director for the Company. Under the terms of this agreement, the Company granted WK Technology Fund a fully vested warrant to purchase up to 360,000 shares of the Company's common stock at $0.05 per share upon successfully obtaining an outside director in February 1998. The fair market value of the Company's common stock on the date of this grant was $0.05 per share. During August 1998, WK Technology Fund exercised the option to purchase 360,000 shares of the Company's common stock under this warrant.

   In December 1998, the Company issued a warrant to purchase up to 101,000 shares of the Company's Series C preferred stock to both WK Technology Fund and another Series C investor. These warrants were exercisable upon the early conversion of Series C preferred stock into common stock by certain other Series C preferred stock investors. Upon such an event, one warrant for 101,000 shares was to become exercisable and the other warrant for 101,000 shares was to be canceled. The warrants had an exercise price of $6.58 per share, and a contractual life of five years. As of December 31, 1998, no value was ascribed to these warrants as they were only exercisable based on future events which were not deemed probable. These warrants expired unexercised upon the closing of the Company's Initial Public Offering in July 1999.

Note 4. Property and Equipment

   Property and equipment consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
                                                                (in thousands)
Computer hardware and software................................. $ 5,086  $1,415
Production and engineering equipment...........................   5,255     984
Office equipment, furniture, and fixtures......................   1,551     220
Leasehold improvements.........................................   4,131     221
                                                                -------  ------
                                                                 16,023   2,840
Less accumulated depreciation and amortization.................  (3,327)   (607)
                                                                -------  ------
                                                                $12,696  $2,233
                                                                =======  ======

5. Short-Term Borrowings

   In February 1998, the Company obtained $2,600,000 in bridge financing from certain investors and other parties. The financing was obtained via promissory notes convertible into shares of the Company's Series C preferred stock issued by the Company at a conversion price of $6.58 per share, at the option of the note holders. In conjunction with this bridge financing, the Company issued to the bridge financing investors warrants to purchase 59,266 shares of the Company's Series C preferred stock at an exercise price of $5.593 per share (including a discount of 15%). The warrants had a contractual life of 10 years. At the date of grant, the value ascribed to the warrants (using the Black-Scholes valuation method with the following assumptions; expected life of 10 years, exercise price of $5.593, stock price on date of grant of $6.58, expected dividend yield of 0%, risk-free interest rate of 6%, and expected volatility of .3) was approximately $228,000, of which

                              CLARENT CORPORATION
approximately $99,000 was recorded by the Company as additional interest expense over the period the debt was outstanding. The remaining $129,000 was recorded as issuance costs upon the conversion to Series C preferred stock. The effective interest rate of the bridge promissory notes, as adjusted for the ascribed value of the bridge financing warrants, was approximately 24.3%. In June 1998, $2,050,000 of the bridge financing and approximately $56,000 of related accrued interest was converted into 319,999 shares of the Company's Series C preferred stock. The Company repaid the remaining $550,000 of the bridge financing and all related accrued interest in June 1998. In May and June 1999, investors purchased 59,266 shares of Series C preferred stock under these warrants.

   The Company has a $7,000,000 line of credit with a financial institution. The interest rate on this credit facility was variable and was equal to one-half of one percentage point above the prime rate (8.75% in total at December 31, 1999). Under the terms of this arrangement, the Company is to pay an additional, pro-rated fee of 0.4% of all advances drawn in excess of $3,000,000. In addition, borrowings under this arrangement are limited to the Company's eligible receivable base. The terms of the line-of-credit agreement establish certain affirmative and negative covenants, under which the Company must maintain certain financial ratios and corporate reporting practices, respectively. In June 1999, the financial institution revised the line of credit to include eligible inventory and revised the financial ratios, in consideration for a fully vested warrant for 3,000 shares of common stock at an exercise price equal to the fair value price of $15.00 per share. At December 31, 1999, the Company was in compliance with the financial ratio covenants. Borrowings under the line of credit are secured by substantially all assets of the Company. At December 31, 1999 the amount outstanding was zero. At December 31, 1998, $2,500,000 was outstanding under this line of credit. The line of credit agreement expired February 16, 2000.

Note 6. Settlement Expense

   In November 1997, Wherever Computer Technology Co., Ltd. ("Wherever") filed a complaint against the Company seeking to enforce a distributorship agreement between Wherever and the Company or, in the alternative, for damages claimed in connection with the breach of the distributorship agreement. On February 13, 1998, the Company's board of directors approved a settlement agreement with Wherever. Under the terms of the agreement, the Company made an initial cash payment to Wherever of $50,000, a cash payment to Wherever of $200,000 in September 1998 and granted Wherever a 5% increase in the existing discount Wherever receives applicable to a specific quantity of purchases of the Company's products. In addition, under the terms of the settlement agreement, the Company issued 45,592 shares of Series C preferred stock to Wherever at $6.58 per share on August 12, 1998.

Note 7. Income Taxes

   The provision for income taxes of approximately $132,000 for 1999 and $40,000 for 1998 consists entirely of current foreign income taxes provided on the profits attributable to the Company's foreign operations. Due to operating losses and the Company's inability to recognize an income tax benefit from these losses, there is no provision for income taxes for 1997.

   Pretax income (loss) from foreign operations was approximately $279,000, $81,000 and $(6,000) for 1999, 1998, and 1997, respectively.

                              CLARENT CORPORATION

   The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35% for 1999 and 34% for 1998 and 1997) to income before taxes is explained as follows:

                                                           Year ended
                                                          December 31,
                                                     ------------------------
                                                       1999     1998    1997
                                                     --------  -------  -----
                                                         (in thousands)
   Tax (benefit) at Federal statutory rate.......... $(10,653) $(1,969) $(700)
   Loss for which no tax benefit is currently
    recognizable....................................   10,653    1,969    700
   Foreign tax......................................      132       40     --
                                                     --------  -------  -----
   Total provision.................................. $    132  $    40  $  --
                                                     ========  =======  =====

   Significant components of the Company's deferred tax assets are as follows:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (in thousands)
   Deferred tax assets:
     Net operating loss carryforwards........................ $  5,760  $   798
     Tax credit carryforwards................................      900      200
     Deferred revenue........................................    1,761    1,061
     Deferred compensation...................................    3,166      352
     Accounts receivable reserve.............................    2,163      435
     Accruals and reserves not currently deductible..........    1,835      305
                                                              --------  -------
   Total deferred tax assets.................................   15,585    3,151
   Valuation allowance.......................................  (15,585)  (3,151)
                                                              --------  -------
   Net deferred tax assets................................... $     --  $    --
                                                              ========  =======

   Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

   The valuation allowance increased by $12,434,000 and $2,251,000 during the years ended December 31, 1999 and 1998, respectively. Approximately $1.3 million of the valuation allowance at December 31, 1999 is attributable to stock option deductions, the benefit of which will be credited to paid in capital when realized.

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $15.0 million and $8.6 million, respectively. As of December 31, 1999, the Company also had federal and state research and development tax credit carryforwards of approximately $560,000 and $480,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004 through 2019, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

                              CLARENT CORPORATION

Note 8. Employee Benefit Plan

   The Company has a pretax savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 25% of their pretax salary but not more than statutory limits. The Company may elect to make matching contributions to the plan. For the years ended December 31, 1999, 1998 and 1997 the Company made no matching contributions and incurred immaterial expenses related to the plan.

Note 9. Commitments and Contingencies

   The Company leases its principal office under noncancelable operating lease agreements that expire in 2003 and 2004. As of December 31, 1999, minimum lease payments under all noncancelable lease agreements with initial terms in excess of one year were as follows (in thousands):

                                                                       Operating
   Year ended December 31,                                              Leases
   -----------------------                                             ---------
   2000...............................................................  $ 2,629
   2001...............................................................    2,468
   2002...............................................................    2,316
   2003...............................................................    2,358
   2004...............................................................      761
                                                                        -------
   Total minimum lease payments.......................................  $10,532
                                                                        =======

   Rent expense was approximately $2,005,000, $492,000 and $81,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Company's aggregate future minimum rentals to be received under noncancelable subleases is approximately $242,000.

   From time to time, the Company may be subject to claims which arise in the normal course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company's future results of operations or cash flows in a particular period.

Note 10. Acquisition

   The Company acquired all the outstanding stock of Global Media Concept N.V., a Belgium based distributor of the Company's products on October 25, 1999. The purchase consideration totaled $2,800,000 and consisted of 43,487 shares of the Company's common stock with a fair value of $64.39 per share and acquisition costs of approximately $140,000. The acquisition has been accounted for under the purchase method with the purchase consideration allocated to the fair value of the assets acquired and goodwill of $2,568,000. The goodwill is being amortized over its estimated useful life of three years. The operating results of Global Media Concept, which have not been material in relation to those of Clarent, are included in the consolidated financial statements from the acquisition date. 17,394 shares of the Company's common stock are held in escrow until April 2001.

                              CLARENT CORPORATION

11. Stockholders' Equity

 Convertible Preferred Stock

   Prior to the Company's initial public offering in July 1999, the Company had 8,000,000 shares of convertible preferred stock authorized. All issued and outstanding shares of preferred stock were converted into 13,847,014 shares of common stock upon the closing of the public offering. There was no convertible preferred stock authorized, issued or outstanding at December 31, 1999.

   Convertible Preferred Stock at December 31, 1998 was as follows:

                                                                       Shares
                                                          Authorized Issued and
   Series                                                   Shares   Outstanding
   ------                                                 ---------- -----------
   A..................................................... 1,000,000   1,000,000
   B..................................................... 3,220,000   3,220,000
   C..................................................... 2,750,000   2,644,241
   Undesignated.......................................... 1,030,000          --
                                                          ---------   ---------
   Total convertible preferred stock..................... 8,000,000   6,864,241
                                                          =========   =========

 Preferred Stock

   The Company's Certificate of Incorporation was amended to authorize 5,000,000 shares of preferred stock upon reincorporation in Delaware in July 1999. There was no preferred stock issued and outstanding at December 31, 1999.

 Common Stock

   In July 1996, 7,400,000 shares of common stock were issued to the Company's three founders. One of the founders left the Company in 1997 and his 2,000,000 shares were repurchased. The outstanding shares were subject to certain transfer restrictions through June 1999. These shares are subject to repurchase at the issuance price upon the occurrence of certain events, including termination of employment. The Company's right of repurchase expires ratably over four years. At December 31, 1999, 5,400,000 shares issued to the two remaining founders remain outstanding and 618,750 shares remain subject to repurchase.

   In April 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock. The stock split became effective with the approval of the Amended and Restated Certificate of Incorporation by the state of Delaware in connection with the Company's reincorporation. In addition, each share of the Company's preferred stock was convertible into two shares of common stock. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

   In July 1999, the Company completed an initial public offering of 4.6 million shares of its common stock, including 600,000 over-allotment shares at $15.00 per share. Net proceeds from the offering were $62.7 million. Upon the closing of the initial public offering, 6,923,507 shares of the Company's convertible preferred stock were automatically converted into 13,847,014 shares of common stock.

   In November 1999, the Company completed a secondary public offering of 2,965,625 shares of its common stock, including 128,125 over-allotment shares at $85.00 per share. Net proceeds from the secondary offering were $239.9 million.

                              CLARENT CORPORATION

 Stock Option Plans

   During 1996, the Company adopted the 1996 Stock Option Plan ("1996 Option Plan"). Under the 1996 Option Plan, an aggregate of up to 7,200,000 shares of the Company's common stock may be granted to directors, employees, and certain consultants. During 1998, the board of directors approved the increase of options available under the 1996 Option Plan by 3,303,000 shares. In July 1999, the Company amended the 1996 option plan by adopting the 1999 Amended and Restated Equity Incentive Plan ("Employee Option Plan"). The Employee Option Plan increases the authorized shares under the Company's existing stock option plan from 10,503,000 to 11,358,170. Under the Employee Option Plan, options to purchase common stock may be granted at no less than the fair market value on the date of the grant (110% of fair market value in certain instances,) as determined by the Board of Directors. Options generally vest and become exercisable as to 25% of the shares one year from the date of grant and the balance in monthly increments over the subsequent three years of service. Options have a maximum term of 10 years. Certain stock options ("Performance Options") issued under the Employee Option Plan vest over a time period determined by the Board of Directors; however, the vesting could be accelerated based on achievement of certain performance criteria. For the years ended December 31, 1999 and 1998 the Board of Directors granted Performance Options to purchase 279,500 and 492,000 shares of common stock to certain employees at an exercise price equal to the fair market value on the date of grant. These options vest in seven years, but the vesting could be accelerated based on the achievement of the performance criteria. The accelerated vesting schedule provides that the grants will vest over a 48 month term.

   In July 1999, the Company adopted the 1999 Nonemployee Directors' Equity Incentive Plan ("Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to the Company's nonemployee directors who are not any of the Company's affiliates' employees or consultants ("Nonemployee Director"). The Directors' Plan is administered by the Board, and may be delegated to a committee.

   The aggregate number of shares of common stock that may be issued under the Directors' Plan is 300,000 shares. Under the terms of the Directors' Plan, as of the initial public offering, each Nonemployee Director, and each person who is thereafter elected or appointed for the first time to be a Nonemployee Director automatically shall, upon the date of his or her initial election or appointment to be a Nonemployee Director by the Board or stockholders, be granted an option to purchase 5,000 shares of common stock. In addition, commencing with the third regular meeting subsequent to the date of each Nonemployee Directors' initial grant under the Directors' Plan, each person who is then serving as a Nonemployee Director automatically shall be granted an option to purchase 2,000 shares of common stock. The exercise price of the options granted under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors' Plan vest and become exercisable immediately. As of December 31, 1999, there have been 9,000 non-statutory stock options granted under the Directors' Plan.

 Employee Stock Purchase Plan

   In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan") covering the aggregate of 600,000 shares of common stock. Under the Purchase Plan, the Board of Directors or a committee may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. As of December 31, 1999, there have been 46,926 shares issued under the Purchase Plan.

   In the event of certain changes in control, the Board of Directors has discretion to provide that each right to purchase common stock will be assumed or an equivalent right will be substituted by the successor

                              CLARENT CORPORATION
corporation, or that such rights may continue in full force and effect, or that all sums collected by payroll deductions be applied to purchase stock immediately prior to the change in control. The Purchase Plan will terminate at the Board's discretion or when all of the shares reserved for issuance under the Purchase Plan have been issued.

   A summary of activity under both the Employee Option Plan and the Directors' Plan is as follows:

                                                         Options Outstanding
                                                      --------------------------
                                            Shares                  Weighted-
                                          Available   Number of      Average
                                          for Grant     Shares    Exercise Price
                                          ----------  ----------  --------------
Balance at December 31, 1996.............  6,820,000     380,000     $ 0.025
  Granted................................ (5,040,000)  5,040,000     $ 0.032
  Exercised..............................         --      (1,000)    $  0.25
  Canceled...............................    400,000    (400,000)    $ 0.038
                                          ----------  ----------
Balance at December 31, 1997.............  2,180,000   5,019,000     $ 0.029
  Authorized.............................  3,303,000          --     $    --
  Granted................................ (3,030,896)  3,030,896     $  0.62
  Exercised..............................         --  (1,064,748)    $ 0.035
  Canceled...............................    511,500    (511,500)    $  0.13
                                          ----------  ----------
Balance at December 31, 1998.............  2,963,604   6,473,648     $ 0.305
  Authorized.............................    855,170          --     $    --
  Granted................................ (3,082,350)  3,082,350     $20.784
  Exercised..............................         --  (1,362,184)    $ 0.141
  Canceled...............................     97,626     (97,626)    $18.896
                                          ----------  ----------
Balance at December 31, 1999.............    834,050   8,096,188     $ 7.904
                                          ==========  ==========

   The following table summarizes information concerning options outstanding and exercisable at December 31, 1999:

                                   Options Outstanding            Options Exercisable
                          ------------------------------------- ------------------------
                                                    Weighted-
                                                     Average
                                      Weighted-     Remaining               Weighted-
                          Number of    Average     Contractual  Number of    Average
Range of Exercise Prices   Shares   Exercise Price     Life      Shares   Exercise Price
------------------------  --------- -------------- ------------ --------- --------------
                                                    (in years)
$0.025-$0.05............  2,898,758    $ 0.038         7.62       937,312    $ 0.036
$0.33-$1.00.............  2,218,780    $ 0.764         8.72       629,474    $ 0.711
$1.50-$5.00.............  1,460,700    $ 2.712         9.13        81,872    $ 3.281
$15.00-$81.25...........  1,517,950    $38.354         9.66        13,191    $58.133
                          ---------                             ---------
$0.025-$81.25...........  8,096,188    $ 7.904         8.57     1,661,849    $ 0.913
                          =========                             =========

   The weighted average exercise price at December 31, 1998 and 1997 was $0.0626 and $0.025, respectively.

 Deferred Compensation

   The Company has recorded deferred compensation charges of approximately $11,318,000 and $2,293,000 for the years ended December 31, 1999 and 1998, respectively, for the difference between the exercise price and the deemed fair value of certain stock options granted by the Company. These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock

                              CLARENT CORPORATION
options, generally four years. Under the graded method, approximately 59%, 25%, 12% and 4%, respectively, of each option's compensation expense is recognized in each of the four years following the date of grant.

 Pro Forma Disclosure of the Effect of Stock-Based Compensation

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The fair value of each option grant prior to the initial public offering was estimated on the date of grant using the minimum value method. Options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model. The following weighted average assumptions were used:

                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Expected dividend yield....................................    0%    0%   0%
   Risk-free interest rate.................................... 5.81% 5.40% 6.0%
   Expected life of option in years...........................  4.0  4.21  4.0
   Volatility.................................................   60%    0%   0%

   If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method provided for under FAS 123, then the Company's net loss and loss per share would have been as indicated in the pro forma amounts below:

                                                   Years ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
                                                    (in thousands, except
                                                      per share amounts)
   Net loss as reported........................... $(30,763) $(5,832) $(2,059)
   Pro forma net loss............................. $(33,437) $(5,869) $(2,064)
   Net loss per share as reported, basic and
    diluted....................................... $  (2.03) $ (1.65) $ (2.14)
   Pro forma net loss per share................... $  (1.42) $ (1.66) $ (2.15)

   The weighted average fair value of options granted to employees during the years ended December 31, 1999, 1998 and 1997, were approximately $10.75, $0.125 and $0.005, respectively.

   For purposes of pro forma disclosures, the minimum value of the stock grants and stock options is deemed amortized over the grant vesting period. Because FAS 123 is applicable only to options granted since inception its pro forma effect will not be fully reflected until 2001.

 Shares Reserved for Future Issuance

   Common stock reserved for future issuance at December 31, 1999 is as follows:

                                                                          1999
                                                                        ---------
  Employee stock option plan........................................... 8,930,238
  Directors' option plan...............................................   300,000
  Employee stock purchase plan.........................................   553,074
  Warrants.............................................................     3,000
                                                                        ---------
    Total common stock reserved for future issuance.................... 9,786,312
                                                                        =========

                              CLARENT CORPORATION

Note 12. Segments of an Enterprise and Related Information

   The Company operates in one industry segment. The Company designs, develops and sells Internet Protocol ("IP") telephony systems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components.

   Net revenue for non-U.S. locations is substantially the result of export sales from the U.S. Net revenue by geographic region based on customer location was as follows:

                                                           Year ended December
                                                                   31,
                                                          ----------------------
                                                           1999    1998    1997
                                                          ------- ------- ------
                                                              (in thousands)
   Net revenue:
     United States....................................... $22,098 $ 7,544 $  213
     Other Americas......................................   1,082      99      2
     Europe..............................................   7,227     740     58
     Asia................................................  17,416   6,264  3,086
                                                          ------- ------- ------
       Total............................................. $47,823 $14,647 $3,359
                                                          ======= ======= ======

Note 13. Net Loss Per Share

   The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computations of basic and diluted net loss per share until the time-based vesting restrictions have lapsed.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                         Year ended
                                                        December 31,
                                                  ---------------------------
                                                    1999     1998      1997
                                                  --------  -------  --------
                                                  (in thousands, except per
                                                       share amounts)
Net loss (numerator)............................. $(30,783) $(5,832) $(2,059)
                                                  ========  =======  ========
Shares used in computing basic and diluted net
 loss per share (denominator):
Weighted average common shares outstanding.......   17,751    6,248     6,400
Less shares subject to repurchase................   (1,294)  (2,704)   (5,438)
                                                  --------  -------  --------
Denominator for basic and diluted net loss per
 share...........................................   16,457    3,544       962
                                                  ========  =======  ========
Basic and diluted net loss per share............. $  (1.87) $ (1.65) $  (2.14)
                                                  ========  =======  ========

   The Company has excluded all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 8,717,938, 24,158,334 and 19,297,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              CLARENT CORPORATION

Note 14. Quarterly Financial Information (Unaudited)

   Summarized quarterly financial information for 1999 and 1998 is as follows:

                                         Fiscal Year 1999 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                     (in thousands, except per share data)
   Net revenue...................  $ 6,714   $  9,304    $13,227      $18,578
   Gross profit..................    3,433      5,158      7,792       11,135
   Loss from operations..........   (5,495)   (17,390)    (4,866)      (5,412)
   Net loss......................   (5,479)   (17,564)    (4,222)      (3,518)
   Basic and diluted net loss per
    share........................  $ (1.00)  $  (2.73)   $ (0.17)     $ (0.13)

                                        Fiscal Year 1998 Quarter Ended
                                   -------------------------------------------
                                   March 31  June 30  September 30 December 31
                                   --------  -------  ------------ -----------
                                     (in thousands, except per share data)
   Net revenue.................... $ 2,396   $ 3,083    $ 3,269      $ 5,899
   Gross profit ..................   1,616     1,687      1,800        2,891
   Loss from operations...........    (284)   (1,202)    (2,118)      (2,220)
   Net loss.......................    (324)   (1,302)    (2,024)      (2,182)
   Basic and diluted net loss per
    share......................... $ (0.14)  $ (0.46)   $ (0.50)     $ (1.65)

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election for Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement to be filed no later than April 30, 2000 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 7, 2000 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the information under the captions "Executive Compensation," "Compensation of Directors" and "Employment Severence and Change-in-Control Agreements" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)
      (1) Index to Financial Statements

       The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

      (2) Financial Statements Schedules

       The following financial statement schedule of Clarent Corporation for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements of Clarent Corporation.

                Schedule II--Valuation and Qualifying Accounts

Allowance For Doubtful Accounts:

                                             Additions-
                                 Balances at Charged to             Balances at
                                  Beginning  Costs and  Deductions-   End of
                                  of Period   Expenses  Write-Offs    Period
                                 ----------- ---------- ----------- -----------
Year ended December 31, 1999....    $807       $1,523      $(16)      $2,314
                                    ====       ======      ====       ======
Year ended December 31, 1998....    $ 38       $  803      $(34)      $  807
                                    ====       ======      ====       ======
Year ended December 31, 1997....    $--        $   38      $--        $   38
                                    ====       ======      ====       ======

   All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits

 Exhibit
   No.                           Description of Exhibits
 -------                         -----------------------

  3.1+   Certificate of Incorporation of the Registrant

  3.2    Amended and Restated Certificate of Incorporation, as amended

  3.3+   Bylaws of the Registrant

  4.1+   Specimen Common Stock Certificate

  4.2+   Amended and Restated Investor Rights Agreement, dated June 11, 1998
         (as amended December 7, 1998 and April 8, 1999)

  4.3+   Founder Stock Purchase Agreement, dated July 2, 1996

 10.1+ Form of Indemnity Agreement between the Registrant and its directors and officers.

 10.2+++ 1999 Amended and Restated Equity Incentive Plan and Form of Stock
         Option Grant Notice and Agreement

 10.3++  1999 Non-Employee Directors' Stock Option Plan and Form of
         Nonstatutory Stock Option

 10.4++  1999 Employee Stock Purchase Plan and Offering Document

 10.5+   Employment Agreement, dated August 1, 1998, by and between the
         Registrant and Richard J. Heaps

 10.6+   Employment Agreement, dated June 9, 1997, by and between the
         Registrant and Mark E. McIlvane (as amended June 9, 1998)

 10.7**+ OEM Purchase Agreement, dated effective as of December 1, 1998, by and between the Registrant and AudioCodes, Ltd.

 10.8+   Master Maintenance and Support Services Agreement and Statement of
         Work dated, December 29, 1998, by and between the Registrant and Equant Integration Services, Inc.

 10.9+   Loan and Security Agreement, dated May 28, 1998, between Silicon
         Valley Bank and the Registrant (as modified on February 16, 1999)

 10.10+ Lease Agreement, dated August 12, 1998, by and between the Registrant and Seaport Centre Associates, LLC

 10.11+ Sublease, dated May 27, 1998, by and between the Registrant and Unwired Planet, Inc.

 10.12+ Customer Agreement, dated June 25, 1998, by and between the Registrant and Technet International

 10.13+  General Agreement for the Procurement of Data Processing Equipment,
         Services and Supplies, the License of Software, dated as of September
         17, 1998 by and between the Registrant and AT&T Corporation

 23.1    Consent of Ernst & Young LLP, Independent Auditors

 24.1    Power of Attorney (contained on the signature page)

 27.1    Financial Data Schedule

 99.1+   Consent of Frost & Sullivan, dated June 23, 1999

 99.2+   Consent of iLocus, dated June 23, 1999

--------
 + Incorporated by reference to the Exhibits filed with the Registration
   Statement of Form S-1 (No. 333-76051).
++ Incorporated by reference to the Exhibits filed with the Registration
   Statement of Form S-8 (No. 333-89139).
+++ Incorporated by reference to the Exhibits filed with the Definitive Proxy
    Statement for the Special Meeting held on February 15, 2000.
** Portions have been omitted pursuant to an application for confidential treatment

  (b) Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, County of San Mateo, State of California, on March 28, 2000.

                                          CLARENT CORPORATION

                                                /s/ Jerry Shaw-Yau Chang
                                          By: _________________________________
                                                    Jerry Shaw-Yau Chang
                                                  Chief Executive Officer,
                                                   President and Director

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Shaw-Yau Chang and Richard J. Heaps, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Jerry Shaw-Yau Chang          Chief Executive Officer,     March 28, 2000
______________________________________  President and Director
         Jerry Shaw-Yau Chang           (Principal Executive
                                        Officer)

         /s/ Richard J. Heaps          Chief Operating Officer      March 28, 2000
______________________________________  and Chief Financial
           Richard J. Heaps             Officer (Principal
                                        Financial and Accounting
                                        Officer)

         /s/ Michael F. Vargo          Senior Vice President,       March 28, 2000
______________________________________  Chief Technology Officer
           Michael F. Vargo             and Director

           /s/ Wen Chang Ko            Director                     March 28, 2000
______________________________________
             Wen Chang Ko

        /s/ Syaru Shirley Lin          Director                     March 28, 2000
______________________________________
          Syaru Shirley Lin

         /s/ William R. Pape           Director                     March 28, 2000
______________________________________
           William R. Pape