Form 10-Q
period 2000-03-31
CLARENT CORP/CA
filed 2000-05-15
CIK 1068292

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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

                           Yes  X           No
                               ---             ---

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,525,868 at March 31, 2000.

      This report consists of 26 pages of which this page is number 1.

                             CLARENT CORPORATION

                              FORM 10-Q INDEX

                                                                      Page No.
                                                                      --------
Part I: Financial Information

        Item 1: Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 2000 and December 31, 1999                             3

          Condensed Consolidated Statements of Operations for the
          Three Month Periods Ended March 31, 2000 and 1999                4

          Condensed Consolidated Statement of Cash Flows for the
          Three Month Periods ended March 31, 2000 and 1999                5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                             6

        Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

        Item 3: Quantitative and Qualitative
                Disclosures About Market Risk                             14

        Item 4: Submission of Matters to a Vote
                of Securities Holders                                     25

Part II: Other Information

          Item 6: Exhibits and Reports on Form 8-K                        25

          Signatures

                        PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                                     March 31,      December 31,
                                                         2000           1999
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $ 226,463      $ 238,724
  Short-term investments                                  57,020         45,569
  Accounts receivable, net                                22,577         24,218
  Inventories                                              9,004          8,404
  Prepaid expenses and other current assets                2,202          2,826
   Total current assets                                  317,266        319,741
  Property and equipment, net                             14,437         12,696
  Other assets                                             4,218          2,931
                                                       $ 335,921      $ 335,368
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   6,449      $   8,552
  Compensation related accruals                            2,812          2,991
  Deferred revenue                                         9,901         10,117
  Other accrued liabilities                                6,191          4,866
  Total current liabilities                               25,353         26,526
Stockholders' equity:
  Common stock                                           354,910        353,894
  Deferred compensation                                   (4,612)        (5,990)
  Accumulated other comprehensive loss                       (64)          (112)
  Accumulated deficit                                    (39,666)       (38,950)
  Total stockholders' equity                             310,568        308,842
                                                       $ 335,921      $ 335,368

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
                                                       (unaudited) (unaudited)
Revenue:
   Product and software                                    22,078         6,128
   Services                                                 2,505           586
                                                         --------       -------
       Total revenue                                       24,583         6,714
Cost of revenue:
   Product and software                                     8,311         2,786
   Services                                                 1,638           495
                                                         --------       -------
        Total cost of revenue                               9,949         3,281
                                                         --------       -------
    Gross profit                                           14,634         3,433
                                                         --------       -------
Operating expenses:
    Research and development                                4,340         1,566
    Sales and marketing                                    11,055         4,025
    General and administrative                              2,441         1,357
    Amortization of compensation                            1,378         1,980
    Amortization of goodwill                                  226          --
                                                         --------       -------
    Total operating expenses                               19,440         8,928
                                                         --------       -------
Loss from operations                                       (4,806)       (5,495)
Other income                                                4,115            16
                                                         --------       -------
Loss before provision for income taxes                       (691)       (5,479)
Provision for income taxes                                    (25)         --
                                                         --------       -------
Net loss                                                 $   (716)      $(5,479)

                                                         --------       -------
Basic and diluted net loss per share                     $  (0.02)      $ (1.00)

Shares used in computing basic and diluted
   net loss per share                                      31,448         5,481

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         2000         1999
                                                      (unaudited)    (unaudited)
Operating activities:
  Net loss                                            $    (716)   $  (5,479)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                            1,697          346
  Amortization of compensation                            1,378        1,980
  Amortization of goodwill                                  213
  Changes in operating assets and liabilities:
    Accounts receivable                                     136       (4,065)
    Inventories                                            (600)      (1,973)
    Prepaid expenses and other current assets               624         (180)
    Other assets                                           --            (20)
    Accounts payable and other accrued liabilities         (957)       3,019
    Deferred revenue                                       (216)       2,338
                                                      ---------    ---------
  Net cash provided by (used in) operating activities     1,559       (4,034)
                                                      ---------    ---------
Investing activities :
  Purchases of short-term investments                   (41,808)        --
  Maturities of short-term investments                   30,355         --
  Purchases of property and equipment                    (3,478)      (2,191)
                                                      ---------    ---------
Net cash used in investing activities                   (14,931)      (2,191)
                                                      ---------    ---------
Financing activities:
  Proceeds from line of credit                             --            300
  Proceeds from issuance of long term debt                 --          1,254
  Proceeds from issuance of common stock                  1,016           22
                                                      ---------    ---------
Net cash provided by financing activities                 1,016        1,576
                                                      ---------    ---------
Effect of exchange rate changes on cash and
cash equivalents                                             95           13
                                                      ---------    ---------
Net decrease in cash and cash equivalents               (12,261)      (4,636)
Cash and cash equivalents at beginning of period        238,724       11,903
                                                      ---------    ---------
Cash and cash equivalents at end of period            $ 226,463    $   7,267
                                                      ---------    ---------
Supplemental disclosure of non-cash investing
activities:
  Common stock received in exchange
  for settlement of accounts receivable                   1,500         --

See accompanying notes to condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements of Clarent Corporation (the Company) as of March 31, 2000 and for the three month periods ended March 31, 2000 and March 31, 1999 (unaudited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

2.  Financial Instruments

    Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at March 31, 2000.

                                             Gross       Gross
                               Amortized  Unrealized   Unrealized     Fair
                                  Cost      Gains        Losses       Value
                               ---------  ----------   ----------     -----

Money Market Fund              $ 25,899      $ -          $ (3)     $ 25,896
Commercial Paper                152,683        9           (29)      152,663
Government Securities            58,555        3           (39)       58,519
Market Auction Preferred         31,890        -             -        31,890
                               --------      ---          ----      --------
                               $269,027      $12          $(71)     $268,968
                               ========      ===          ====      ========

Classified as:
Cash Equivalents               $211,962      $ 8          $(22)     $211,948
Short-Term Investments           57,065        4           (50)       57,020
                               --------      ---          ----      --------
                               $269,027      $12          $(71)     $268,968
                               ========      ===          ====      ========

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended March 31, 2000. There were no available-for-sale securities at March 31, 1999.

3.  Inventories

    Inventories consist of the following (in thousands):


                                                     March 31,     December 31,
                                                       2000           1999
                                 Raw materials        $7,728        $ 7,347
                                 Finished goods        1,276          1,057
                                                      ------        -------
                                                      $9,004        $ 8,404
                                                      ======        =======


4.  Comprehensive Loss

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

The Company's total comprehensive loss is as follows (in thousands):



                                                         Three Months Ended
                                                              March 31,
                                                         2000          1999
Net loss, as reported                                   (716)       (5,479)

Other comprehensive loss:
Translation adjustments                                   93            26

Unrealized losses on investments                         (45)         --

Comprehensive loss                                      (668)       (5,453)

5. Income Taxes

The provision for income taxes of approximately $25,000 for the three month period ending March 31, 2000 consists entirely of foreign income tax provided on the profits attributable to the Company's foreign operations.

6.  Stockholders Equity

    On January 31, 2000, the Company increased the authorized number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the 1999 plan) by 792,465 being 2.5% of the Company's outstanding shares, measured as of that date. This increase was in accordance with Section 4(a) of the 1999 plan. On February 15, 2000, the Company's stockholders authorized an amendment to the Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 200,000,000 from 50,000,000 shares. The Company's stockholders also approved an amendment to the 1999 plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,641,830 shares. The aggregate number of shares of Common Stock authorized for issuance under the 1999 plan was 14,792,465 at March 31, 2000.

7.  Segments of an Enterprise and Related Information

    The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony systems. Net revenue for non-U.S. locations are substantially the result of export sales from the U.S. Net revenue by geographic region based on customer location were as follows (in thousands):

                                    Three Months Ended
                                        March 31,
                                     2000       1999

Product and software sales
            United States            $ 8,352   $ 3,986
            Other Americas               596        59
            Europe                     5,459       185
            Asia Pacific               7,671     1,898
                                     -------   -------
            Total                    $22,078   $ 6,128


Services
            United States            $ 1,471   $   343
            Other Americas                53         7
            Europe                       361        32
            Asia Pacific                 620       204
                                     -------   -------
            Total                    $ 2,505   $   586





8.  Net Loss Per Share

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

9.  Other Investments

    At March 31, 2000 the Company reduced its accounts receivable by accepting common stock with a value of $1.5 million in one of its privately held customers as an alternative to cash payment. At March 31, 2000 the Company's investment is recorded at cost and is included in Other Assets. Revenues from this customer totaled $3.5 million in the three months ended March 31, 2000 and were recorded at the value of the products and services sold.

10.  Recent Accounting Pronouncements

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

    In December 1998, the AICPA issued Statement of Position 98-9, " Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company adopted the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended June 30, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

11. Subsequent event

On May 1, 2000 the Company announced the signing of a definitive agreement to acquire ACT Networks, Inc. (Nasdaq:ANET). ACT Networks is a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network.
Under the terms of the agreement, each outstanding share of ACT Networks will be exchanged for 0.2546 of a share of Clarent Common Stock. The exchange ratio will be subject to a 'collar' providing a maximum and minimum value of Clarent Common Stock to be exchanged for each share of ACT Networks at Closing of $18.00 and $14.00, respectively. Based on Clarent's closing price on Monday, May 1st, 2000 the company will issue approximately $189 million of stock for the outstanding shares of ACT in addition to assuming ACT Networks' outstanding stock options. The acquisition has been approved by the boards of directors of both companies and is expected to close in the third quarter of 2000. This transaction is subject to various closing conditions, including approval by ACT Networks' stockholders and termination of the necessary waiting period under the Hart-Scott-Rodino Act.

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

Overview

    We are a leading provider of Internet Protocol (IP) telephony systems. We were incorporated in California in July 1996 and commenced sales of our products in March 1997. In July 1999, we reincorporated in the state of Delaware. Since March 1997 we have expanded our research and development, sales and marketing and customer support activities. These activities include developing new products and technologies and enhancing existing products, hiring sales and marketing personnel, expanding our customer base, developing customer relationships, marketing the Clarent IP telephony solution, expansion of our domestic and international distribution channels and hiring customer support personnel.

We generate revenue from sales of our integrated hardware and software products and from maintenance and support of those products. We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have sales and support personnel based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States.

Results of Operations

    The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                           Three Months Ended
                                                March 31,
                                             2000      1999
As a Percentage of Net Revenue:
   Product and software                      89.8%     91.3%
   Services                                  10.2       8.7
     Total revenue                          100.0     100.0
   Product and software                      33.8      41.5
   Services                                   6.7       7.4
     Total cost of revenue                   40.5      48.9
Gross margin                                 59.5      51.1
Operating expenses:
   Research and development                  17.7      23.3
   Sales and marketing                       45.0      59.9
   General and administrative                 9.9      20.2
   Amortization of compensation               5.6      29.5
   Amortization of goodwill                   0.9       0.0
   Total operating expenses                  79.1     133.0
Loss from operations                        (20.0)    (82.0)
Interest and other income,net                17.0       1.0
Interest expense                              0.0      (1.0)
Total Other income                           17.0       0.0
Loss before provision for income taxes       (3.0)    (82.0)
Provision for income taxes                    0.0       0.0
Net loss                                     (3.0)%   (82.0)%

Revenue
    Revenue increased 266% to $24.6 million in the three months ended March 31, 2000 from $6.7 million in the three months ended March 31, 1999. The increase in revenues was primarily attributable to an increase in product and software sales of 260% to $22.1 million in the three months ended March 31, 2000 from $6.1 million in the same period of 1999. Maintenance and support revenue increased by 327% to $2.5 million in the three months ended March 31, 2000 from $0.6 million for the same period of 1999 due to a larger customer base and new products.

Cost of Revenue

    Cost of revenue increased 203% to $9.9 million in three months ended March 31, 2000 from $3.3 million in the three months ended March 31, 1999. This increase was primarily attributable to an increase in product and software costs of 198% to $8.3 million in the three months ended March 31, 2000 from $2.8 million in the same period of 1999. Maintenance and support costs also increased by 231% to $1.6 million in the three months ended March 31, 2000 from $0.5 million in the same period of 1999 due to the increases in technical support personnel to service our increased customer base. Gross margin was 60% for the first quarter, compared to 51% for the corresponding period in 1999. Increased sales of our software products both in absolute dollars and as a percentage of revenue positively impacted our gross margin in the three months ended March 31, 2000.

Research and Development Expenses

    Research and development expenses increased 177% to $4.3 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses decreased as a percentage of revenue to 18% for the three month period ended March 31, 2000 from 23% for the three month period ended March 31, 1999.

Sales and Marketing Expenses

    Sales and marketing expenses increased 175% to $11.1 million in the three months ended March 31, 2000 from $4.0 million in the three months ended March 31, 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses decreased as a percentage of revenue to 45% for the three months ended March
31, 2000 from 60% for the three months ended March 31, 1999.

General and Administrative Expenses

    General and administrative expenses increased 80% to $2.4 million in the three months ended March 31, 2000 from $1.4 million in the three months ended March 31, 1999. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization. General and administrative expenses decreased as a percentage of revenue to 10% for the three months ended March 31, 2000 from 20% for the three months ended March 31, 1999.

Amortization of Compensation

    We incurred $1.4 million in the three months ended March 31, 2000 in amortization of compensation associated with the granting of stock options and warrants to purchase common stock as compared to $2.0 million in the three months ended March 31, 1999. Amortization of compensation expense includes the amortization of stock compensation charges resulting from the granting of stock options at prices below the deemed fair value of our common stock.

Amortization of Goodwill

    For the three months ended March 31, 2000 we recorded amortization of goodwill resulting from a purchase business combination completed in the fourth quarter of 1999.

Other Income, net

    Other income, net increased 25,671% to $4.1 million in the three months ended March 31, 2000 from $16,000 in the three months ended March 31, 1999. The increase was attributable to the interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings.

Provision for Income Taxes

    For the three months ended March 31, 2000 we recorded provisions for income taxes of $25,000 related to current foreign income tax provided on the profits attributable to our foreign operations.

Liquidity and Capital Resources

    From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. During 1999 we completed both an initial and a secondary public offering which resulted in net proceeds of approximately $303 million.

    Net cash provided by operating activities was $1.6 million in the first quarter of 2000 in comparison to $4.0 million used in operating activities in the same period of 1999. Net cash provided by operating activities for the first quarter of 2000 was attributable primarily to a reduced net loss of approximately $716,000 and decreases in trade accounts receivable of $136,000 and prepaids and other current assets of $624,000 as well as depreciation of $1.7 million, amortization of compensation and goodwill of $1.6 million, partially offset by an increase in inventories of $600,000 and by decreases in accounts payable and accrued liabilities of $957,000 and deferred revenue of $216,000. The increase in inventory for the first quarter was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The decrease in accounts receivable for the first quarter of 2000 is primarily the result of improved collections as well as the conversion of $1.5 million into an equity investment.

    The decrease in deferred revenue for first quarter of 2000 is a result of the receipt of cash payment from customers where recognition of revenue had previously been deferred because the fees in these customers arrangements were not deemed to be fixed and determinable. The decrease was offset by an increase in deferred support and maintenance revenue of $1.9 million due to the overall increase in sales. In the first quarter of 2000 we have added several of the world's leading telecommunications companies to our customer list. We have also improved our collections process and results.

    Net cash used in operating activities for the first quarter of 1999 was attributable primarily to a net loss of approximately $5.5 million and increases in trade accounts receivable of $4.1 million and inventory of $2.0 million, partially offset by depreciation of $346,000, amortization of compensation of $2.0 million, increases in accounts payable and accrued liabilities of $3.0 million and increases in deferred revenue of $2.3 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units.

    Net cash used in investing activities was approximately $14.9 million in The first quarter of 2000 as compared to $2.2 million for the same period in 1999. For 2000, $11.5 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. The remaining cash used in investing activities for each year was for purchases of property and equipment.

    Net cash provided by financing activities was $1.0 million in the first quarter of 2000, as opposed to $1.6 million for the same period in 1999. For the period ended March 31, 2000, cash provided by financing activities was attributable primarily to net proceeds from the exercise of common stock options. For 1999, the cash provided by financing activities was primarily attributable to proceeds from a bank line of credit and long term debt.

    On May 1, 2000 we announced the signing of a definitive agreement to acquire ACT Networks, Inc. (Nasdaq:ANET), a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video, and data onto a managed network in a stock transaction valued at approximately $189 million. The acquisition is expected to close in the third quarter of 2000 subject to various closing conditions.

    We believe that our current cash, cash equivalents and short-term investments balances of $283.5 million at March 31, 2000 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain borrowings through a line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

    Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are currently denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2000 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

    We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $269 million at March 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

Unless we generate significant revenue growth, our increasing expenses will significantly harm our financial position.

    As of March 31, 2000, we had an accumulated deficit of $39.7 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and maintain a positive operating cash flow. Even if we do achieve profitability and continue to maintain a positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

    We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:




Operating Loss                              Period
( 33,163,000)                               Year Ended December 31, 1999
(  4,806,000)                               Three months ended March 31, 2000
(  5,495,000)                               Three months ended March 31, 1999

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

    We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include 3Com Corporation, Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation and VocalTec Communications, Ltd. Many of our large competitors have stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. According to one industry source, our market share in IP telephony equipment, as measured by ports shipped, increased from 16.7% in 1998 to 40.0% in the first half of 1999. We also expect that other companies may enter our market with better products and technologies.

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

    Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From March 31, 1999 to March 31, 2000, the number of our employees increased from approximately 155 to 358. We expect our anticipated growth and expansion to continue to place strain on our management, operational and financial resources. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

We have historically derived the majority of our revenue from a small number of customers. For the three months ended March 31, 2000, entities affiliated with Vitcom accounted for 14% of our revenue, Triumph Technologies accounted for 13% of our revenue, and Vic Telehome accounted for 12% of revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

   We believe that our future success is dependent upon our ability to expand our direct sales force and establish successful relationships with a variety of international distribution partners. To date, we have entered into agreements with only a small number of distribution partners that accounted for approximately 20% of revenue for the first quarter of 2000 and 19% of revenue for the first quarter of 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. We cannot guarantee that we will successfully manage our distributor relationships in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

    International sales represented approximately 54% for the year ended December 31, 1999 and 60% the first quarter of 2000 and 34% in the first quarter of 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

    We currently have offices in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and the United States. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

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

    If our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options and warrants, in the public market during a short period of time, our stock price may decline significantly. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth. In addition, pursuant to our bank credit facility, we cannot pay dividends without our bank's consent, with limited exceptions. Therefore, we do not expect to pay any dividends in the foreseeable future.

Year 2000 Compliance

   We conducted a Year 2000 readiness review for the prior and current versions of our products. The review included assessment, implementation, including remediation, modifications, where necessary, of current product versions, validation testing and contingency planning. As a result, all current versions of our products are Year 2000 compliant when configured and used in accordance with the related documentation. We have tested software obtained from third parties that is incorporated into our products, and is used internally and we have received assurances from our primary vendors that licensed software is Year 2000 compliant.

   Clarent is currently not aware of any Year 2000 problems in any of its products, critical systems or services.

                             CLARENT CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Clarent held a special meeting of stockholders on February 15, 2000. At the meeting the stockholders voted to approve two proposals. The first proposal was to approve an amendment to our Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 shares to 200,000,000 shares. The second proposal was to approve an amendment to our 1999 Amended and Restated Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,641,830 shares, from 11,358,170 to 14,000,000 shares. At the special meeting, our stockholders approved both proposals. The following table contains the tabulation of the votes cast for or against each proposal, as well as the abstentions and broker non-votes with respect to each proposal.

-----------------------------------------------------------------------------------------------------
Proposal               Votes "For"         Votes "Against"        Abstained         Broker Non-Votes
-----------------------------------------------------------------------------------------------------
Proposal 1             20,359,537            3,711,384             5,147                 None
-----------------------------------------------------------------------------------------------------
Proposal 2             18,866,177            3,846,871             5,666               1,357,354
-----------------------------------------------------------------------------------------------------

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   The following exhibits are filed as part of this Form 10-Q:

   (a) Exhibit 10.14 Lease dated as of March 31, 2000 by and between Metropolitan Life Insurance Company and the registrant.

   (b) Exhibit 27.1 Financial Data Schedule

   (c) Reports of Form 8-K. There were no reports on Form 8-K filed by the Registrant during the first quarter ended March 31, 2000.

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

Date: May 15, 2000