Form 10-Q/A
period 2000-03-31
CLARENT CORP/CA
filed 2000-06-01
CIK 1068292

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

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

                             FORM 10-Q/A INDEX

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

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                               ---------------
                                                                2000    1999
                                                               ------  -------
                                                               (in thousands,
                                                                 except per
                                                               share amounts)
Net loss (numerator).........................................  $ (716) $(5,479)
                                                               ======  =======
Shares used in computing basic and diluted net loss per share
 (denominator):
Weighted average common shares outstanding...................  31,898    7,281
Less shares subject to repurchase............................    (450)  (1,800)
                                                               ------  -------
Denominator for basic and diluted net loss per share.........  31,448    5,481
                                                               ======  =======
Basic and diluted net loss per share.........................  $(0.02) $ (1.00)
                                                               ======  =======


   The Company has excluded all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were 8,680,168 and 24,324,862 for the three months ended March 31, 2000 and 1999, respectively.

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

    We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include 3Com Corporation, Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation and VocalTec Communications, Ltd. Many of our large competitors have stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. According to one industry source, our market share in IP telephony equipment, as measured by ports shipped, fell from 16.7% in 1998 to 4.0% in the first half of 1999. We also expect that other companies may enter our market with better products and technologies.

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
-----------------------------------------------------------------------------------------------------

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   The following exhibits are filed as part of this Form 10-Q/A:

   *(a) Exhibit 10.14 Lease dated as of March 31, 2000 by and between
        Metropolitan Life Insurance Company and the registrant.

   *(b) Exhibit 27.1 Financial Data Schedule.

    (c) Reports of Form 8-K. There were no reports on Form 8-K filed by the Registrant during the first quarter ended March 31, 2000.

   * Previously filed on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

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


Date: May 31, 2000