Form 10-Q
period 2000-06-30
CLARENT CORP/CA
filed 2000-08-14
CIK 1068292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the transition period from     to
                       Commission File Number 000-26441

                              Clarent Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                 77-0433687
                                          (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
   incorporation or organization)

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

    The number of shares outstanding of the Registrant's common stock, $0.001 par value, was 33,332,922 at June 30, 2000.

     This report consists of 26 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              CLARENT CORPORATION

                                FORM 10-Q INDEX

                                                                       Page No.
                                                                       --------
Part I: Financial Information

Item 1: Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of June 30, 2000 and
   December 31, 1999..................................................     3
  Condensed Consolidated Statements of Operations for the Three and
   Six Month Periods Ended June 30, 2000 and 1999.....................     4
  Condensed Consolidated Statement of Cash Flows for the Six Month
   Periods ended June 30, 2000 and 1999...............................     5
  Notes to Unaudited Condensed Consolidated Financial Statements......     6

Item 2: Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    11

Item 3: Quantitative and Qualitative Disclosures About Market Risk....    15

Part II: Other Information

Item 4: Submission of Matters to a Vote of Securities Holders.........    26

Item 5: Other Information.............................................    26

Item 6: Exhibits and Reports on Form 8-K..............................    27

Signatures............................................................    28

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $199,157     $238,724
  Short-term investments...............................    77,017       42,581
  Accounts receivable, net.............................    29,102       24,218
  Inventories..........................................    14,604        8,404
  Prepaid expenses and other current assets............     2,888        2,826
                                                         --------     --------
    Total current assets...............................   322,768      316,753
Property and equipment, net............................    17,591       12,696
Other assets...........................................     9,367        5,919
                                                         --------     --------
                                                         $349,726     $335,368
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $ 15,402     $  8,552
  Deferred revenue.....................................    11,032       10,117
  Other accrued liabilities............................     9,806        7,857
                                                         --------     --------
    Total current liabilities..........................    36,240       26,526
Stockholders' equity:
  Common stock.........................................   356,766      353,894
  Deferred compensation................................    (3,680)      (5,990)
  Accumulated other comprehensive loss.................      (162)        (112)
  Accumulated deficit..................................   (39,438)     (38,950)
                                                         --------     --------
    Total stockholders' equity.........................   313,486      308,842
                                                         --------     --------
                                                         $349,726     $335,368
                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                           Three Months
                                              Ended         Six Months Ended
                                             June 30,           June 30,
                                         -----------------  -----------------
                                          2000      1999     2000      1999
                                         -------  --------  -------  --------
Revenue:
  Product and software.................. $25,255  $  8,486  $47,333  $ 14,614
  Service...............................   3,058       818    5,563     1,404
                                         -------  --------  -------  --------
    Total revenue.......................  28,313     9,304   52,896    16,018
Cost of revenue:
  Product and software..................   9,020     3,424   17,331     6,210
  Service...............................   2,080       722    3,718     1,217
                                         -------  --------  -------  --------
    Total cost of revenue...............  11,100     4,146   21,049     7,427
Gross profit............................  17,213     5,158   31,847     8,591
                                         -------  --------  -------  --------
Operating expenses:
  Research and development..............   5,566     1,991    9,906     3,557
  Sales and marketing...................  11,819     5,623   22,874     9,648
  General and administrative............   2,583     1,272    5,024     2,629
  Amortization of compensation..........     932    13,662    2,310    15,642
  Amortization of goodwill..............     225       --       451       --
                                         -------  --------  -------  --------
    Total operating expenses............  21,125    22,548   40,565    31,476
                                         -------  --------  -------  --------
Loss from operations....................  (3,912)  (17,390)  (8,718)  (22,885)
Other income (expense)..................   4,399      (163)   8,514      (147)
                                         -------  --------  -------  --------
Income (loss) before provision for
 income taxes...........................     487   (17,553)    (204)  (23,032)
Provision for income taxes..............    (259)      (11)    (284)      (11)
                                         -------  --------  -------  --------
Net income (loss)....................... $   228  $(17,564) $  (488) $(23,043)
                                         -------  --------  -------  --------
Basic and diluted net income (loss) per
 share.................................. $  0.01  $  (2.73) $ (0.02) $  (3.87)
                                         =======  ========  =======  ========
Shares used in computing basic net
 income (loss) per share................  32,934     6,429   32,174     5,951
                                         =======  ========  =======  ========
Shares used in computing diluted net
 income (loss) per share................  38,166     6,429   32,174     5,951
                                         =======  ========  =======  ========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Operating activities:
  Net loss................................................. $   (488) $(23,043)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation...........................................    3,481       869
    Amortization of compensation...........................    2,310    15,642
    Amortization of goodwill...............................      451       --
    Changes in operating assets and liabilities:
      Accounts receivable..................................   (6,384)   (6,284)
      Inventories..........................................   (6,200)   (1,958)
      Prepaid expenses and other current assets............      (62)     (251)
      Other assets.........................................   (1,645)     (396)
      Accounts payable and accrued liabilities.............    8,799     3,905
      Deferred revenue.....................................      915     3,223
                                                            --------  --------
    Net cash provided by (used in) operating activities....    1,177    (8,293)
                                                            --------  --------
Investing activities:
  Purchases of investment securities.......................  (80,836)      --
  Sales and maturities of investment securities............   45,609       --
  Purchases of property and equipment......................   (8,443)   (3,740)
                                                            --------  --------
Net cash used in investing activities......................  (43,670)   (3,740)
                                                            --------  --------
Financing activities:
  Proceeds from line of credit.............................      --      2,800
  Proceeds from issuance of long term debt.................      --      1,202
  Proceeds from issuance of preferred stock................      --        332
  Proceeds from issuance of common stock...................    2,872        45
                                                            --------  --------
Net cash provided by financing activities..................    2,872     4,379
                                                            --------  --------
Effect of exchange rate changes on cash and cash
 equivalents...............................................       54        24
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (39,567)   (7,630)
Cash and cash equivalents at beginning of period...........  238,724    11,903
                                                            --------  --------
Cash and cash equivalents at end of period................. $199,157  $  4,273
                                                            ========  ========
Supplemental disclosure of non-cash investing activities:
Common stock received in exchange for settlement of
 accounts receivable.......................................    1,500       --

     See accompanying notes to condensed consolidated financial statements.

                              CLARENT CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Clarent Corporation (the Company) as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

2. Financial Instruments

  Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at June 30, 2000:

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
   Money Market Fund.................. $  7,461     $--        $ (2)   $  7,459
   Commercial Paper...................  155,178      --         (25)    155,153
   Government Securities..............   66,669       15        (36)     66,648
   Market Auction Preferred...........   37,450      --         --       37,450
                                       --------     ----       ----    --------
                                       $266,758     $ 15       $(63)   $266,710
                                       ========     ====       ====    ========
   Classified as:
     Cash Equivalents................. $189,720     $--        $(27)   $189,693
     Short-Term Investments...........   77,038       15        (36)     77,017
                                       --------     ----       ----    --------
                                       $266,758     $ 15       $(63)   $266,710
                                       ========     ====       ====    ========

  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the six months ended June 30, 2000.

3. Inventories

  Inventories consist of the following (in thousands):

                                                             June
                                                              30,   December 31,
                                                             2000       1999
                                                            ------- ------------
   Raw materials........................................... $12,676    $7,347
   Finished goods..........................................   1,928     1,057
                                                            -------    ------
                                                            $14,604    $8,404
                                                            =======    ======

                              CLARENT CORPORATION

4. Comprehensive Income (Loss)

  The Company's total comprehensive income (loss) is as follows (in thousands):

                                                                Six Months
                                         Three Months Ended       Ended
                                              June 30,           June 30,
                                         -------------------  ---------------
                                          2000       1999     2000     1999
                                         -------------------  -----  --------
   Net income (loss).................... $   228  $  (17,564) $(488) $(23,043)
   Other comprehensive income (loss):
     Translation adjustments............    (114)         (2)   (21)       24
     Unrealized income (loss) on
      investments.......................      16         --     (29)      --
                                         -------  ----------  -----  --------
       Comprehensive income (loss)...... $   130  $  (17,566) $(538) $(23,019)
                                         =======  ==========  =====  ========

5. Income Taxes

  The provision for income taxes of $259,000 and $284,000 for the three and six month periods ending June 30, 2000 consist of foreign income tax provided on the profits attributable to the Company's foreign operations and U.S. state taxes.

6. Stockholders' Equity

  On February 15, 2000, the Company's stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200,000,000 from 50,000,000 shares.

  On January 31, 2000, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the 1999 plan) by 792,465, or 2.5% of the Company's outstanding shares, measured as of that date. This increase was in accordance with the provisions of the 1999 plan. At a special meeting of the Company's stockholders on February 15, 2000, the Company's stockholders approved an amendment to the 1999 plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,641,830 shares. On June 7, 2000 at the annual meeting of the Company's stockholders, the Company's stockholders approved a further amendment to the 1999 plan to increase the shares of common stock authorized for issuance by 2,000,000 to a total of 16,792,465.

  Also at the annual meeting of stockholders on June 7, 2000, the Company's stockholders approved an amendment to the 1999 Non-Employee Directors' Stock Option Plan (the directors' plan) to increase the aggregate number of shares of common stock authorized for issuance under the directors' plan by 200,000 shares to 500,000 and authorized a change in the number of shares granted under and the vesting provisions of grants available under the directors' plan.

                              CLARENT CORPORATION

7. Segments of an Enterprise and Related Information

  The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony systems. Net revenue for non-U.S. locations are substantially the result of export sales from the U.S. Net revenue by geographic region based on customer location were as follows (in thousands):

                                                                  Six Months
                                             Three Months Ended      Ended
                                                  June 30,         June 30,
                                             ----------------------------------
                                               2000      1999    2000    1999
                                             --------- ---------------- -------
   Product and software revenue
     United States.......................... $   7,388 $  2,878 $14,888 $ 6,864
     Other Americas.........................     1,191       42   2,639     101
     Europe, Middle East & Africa...........     4,046      579   9,505     764
     Asia Pacific...........................    12,630    4,987  20,301   6,885
                                             --------- -------- ------- -------
       Total................................ $  25,255 $  8,486 $47,333 $14,614
                                             ========= ======== ======= =======
   Service revenue
     United States.......................... $   1,247 $    460 $ 2,718 $   803
     Other Americas.........................       133       17     186      24
     Europe, Middle East & Africa...........       878       78   1,239     110
     Asia Pacific...........................       800      263   1,420     467
                                             --------- -------- ------- -------
       Total................................ $   3,058 $    818 $ 5,563 $ 1,404
                                             ========= ======== ======= =======

8. Other Assets

  During March 2000, the Company reduced its accounts receivable by accepting common stock with a value of $1.5 million in one of its privately held customers as an alternative to cash payment. At June 30, 2000 the Company's investment is recorded at cost. Revenues from this customer totaled $4.8 million in the six months ended June 30, 2000 and were recorded at the value of the products and services sold. During June 2000 the Company invested $3.75 million in a venture capital management fund and has committed to invest an additional $11.25 million in this venture capital management fund over the next three quarters. At June 30, 2000 this investment is recorded at cost as the Company has virtually no influence over the operating and financial policies of the fund.

                              CLARENT CORPORATION

9. Net Income (Loss) Per Share

  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period less outstanding shares subject to a right of repurchase by the Company. Outstanding shares subject to repurchase are not included in the computations of basic net income (loss) and diluted net loss per share until the time-based vesting restrictions have lapsed. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, warrants and shares subject to repurchase.

  The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        2000       1999      2000      1999
                                      --------- ----------  -------- ---------
                                         (in thousands, except per share
                                                    amounts)
Numerator:
  Net income (loss).................. $    228  $  (17,564) $  (488)  $(23,043)
                                      ========  ==========  =======  =========
Denominator:
  Weighted average shares
   outstanding.......................   33,075       7,892   32,483      7,582
  Less shares subject to repurchase..     (141)     (1,463)    (309)    (1,631)
                                      --------  ----------  -------  ---------
    Denominator for basic net income
     (loss) and diluted net loss per
     share...........................   32,934       6,429   32,174      5,951
Effect of dilutive securities:
  Employee stock options.............    5,090
  Warrants...........................        1
  Shares subject to repurchase.......      141
                                      --------
    Denominator for diluted net
     income per share................   38,166
                                      ========
Net income (loss) per share--basic... $   0.01  $    (2.73) $ (0.02) $   (3.87)
                                      ========  ==========  =======  =========
Net income (loss) per share--
 diluted............................. $   0.01  $    (2.73) $ (0.02) $   (3.87)
                                      ========  ==========  =======  =========

  The Company has excluded all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 21,261,000 for the three months ended June 30, 1999 and 6,157,000 and 21,525,000 for the six months ended June 30, 2000 and 1999, respectively.

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

                              CLARENT CORPORATION

"residual method" for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company adopted the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." ("SAB 101") SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. The SEC has indicated that they intend to issue additional written guidance to further supplement SAB 101. The Company is currently evaluating the impact of SAB 101 on its consolidated results of operations, financial position, and cash flows.

12. Subsequent events--Acquisitions

  On July 25, 2000 the Company announced the acquisition of PEAK Software Solutions, Inc., a leading software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.86 of a share of Clarent common stock and cash of approximately $25 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $33.9 million in stock and paid $16.7 million in cash.

  On August 10, 2000 the Company acquired ACT Networks, Inc. (Nasdaq:ANET). ACT Networks is a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks was exchanged for 0.4198 of a share of Clarent common stock. The exchange ratio was based upon an ACT Networks stock value of $14 per share divided by Clarent's five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $142 million of stock for the outstanding shares of ACT Networks and assumed an estimated $26 million in ACT Networks' outstanding stock options.

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

Overview

  Clarent is a leading provider of Internet Protocol (IP) telephony systems. Our focus is on expanding our research and development, sales and marketing and customer support activities thereby reinforcing our worldwide leadership position in providing the technology and intelligent product foundation for new generation IP-based communications networks. These activities include developing new products and technologies and enhancing existing products, hiring research and development engineers, hiring sales and marketing personnel, expanding our customer base, developing customer relationships, marketing the Clarent IP telephony solution, expanding our domestic and international distribution channels and hiring customer support personnel.

  We generate revenue from sales of our integrated hardware and software products and from maintenance and support of those products. We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have sales and support personnel based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States.

Results of Operations

  The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

                                                               Six Months
                                        Three Months Ended       Ended
                                             June 30,           June 30,
                                        -------------------   --------------
                                          2000      1999      2000     1999
                                        --------- ---------   -----   ------
As a Percentage of Net Revenue:
  Product and software.................     89.2%      91.2%   89.5%    91.2%
  Service..............................     10.8        8.8    10.5      8.8
                                        --------  ---------   -----   ------
    Total revenue......................    100.0      100.0   100.0    100.0
  Product and software.................     31.9       36.8    32.8     38.8
  Service..............................      7.3        7.8     7.0      7.6
                                        --------  ---------   -----   ------
    Total cost of revenue..............     39.2       44.6    39.8     46.4
                                        --------  ---------   -----   ------
Gross margin...........................     60.8       55.4    60.2     53.6
                                        --------  ---------   -----   ------
Operating expenses:
  Research and development.............     19.7       21.4    18.7     22.2
  Sales and marketing..................     41.7       60.4    43.2     60.2
  General and administrative...........      9.1       13.7     9.5     16.4
  Amortization of compensation.........      3.3      146.8     4.4     97.7
  Amortization of goodwill.............      0.8        0.0     0.9      0.0
                                        --------  ---------   -----   ------
    Total operating expenses...........     74.6      242.3    76.7    196.5
                                        --------  ---------   -----   ------
Loss from operations...................    (13.8)    (186.9)  (16.5)  (142.9)
Other income (expense).................     15.5       (1.8)   16.1     (0.9)
                                        --------  ---------   -----   ------
Income (loss) before provision for
 income taxes..........................      1.7     (188.7)   (0.4)  (143.8)
Provision for income taxes.............     (0.9)      (0.1)   (0.5)    (0.1)
                                        --------  ---------   -----   ------
Net income (loss)......................      0.8%    (188.8)%  (0.9)% (143.9)%
                                        ========  =========   =====   ======

Revenue

  Revenue increased 204% to $28.3 million in the three months ended June 30, 2000 from $9.3 million in the three months ended June 30, 1999. Net revenue for the six months ended June 30, 2000 increased to $52.9 million as compared to $16.0 million for the same period in 1999. The increase in revenues was primarily attributable to an increase in product and software sales of 198% to $25.3 million in the three months ended June 30, 2000 from $8.5 million in the same three month period of 1999 and of 224% to $47.3 million in the six months ended June 30, 2000 from $14.6 million in the same six month period of 1999. Service revenue from maintenance and support increased by 274% to $3.1 million in the three months ended June 30, 2000 from $0.8 million for the same three month period of 1999 and by 296% to $5.6 million in the six months ended June 30, 2000 from $1.4 million in the same six month period of 1999. The increase in maintenance and support revenue is attributable to the increase in product sales and a larger customer base.

Cost of Revenue

  Cost of revenue increased 168% to $11.1 million in the three months ended June 30, 2000 from $4.1 million in the three months ended June 30, 1999. Cost of revenue for the six months ended June 30, 2000 increased by 184% to $21.0 million as compared to $7.4 million for the same period in 1999. These increases were primarily attributable to increases in product and software costs of 163% to $9.0 million in the three months ended June 30, 2000 from $3.4 million in the same period of 1999 and of 179% to $17.3 million in the six months ended June 30, 2000 from $6.2 million in the same six month period of 1999. Maintenance and support costs also increased by 188% to $2.1 million in the three months ended June 30, 2000 from $0.7 million in the same period of 1999 and by 206% to $3.7 million in the six months ended June 30, 2000 from $1.2 million in the same six month period of 1999 due to the increases in technical support personnel to service our increased customer base. Gross margin was 61% for the second quarter 2000, compared to 55% for the corresponding period in 1999 and 60% for the first quarter, 2000. Gross margin increased to 60% for the six months ended June 30, 2000 as compared to 54% for the same six month period in 1999. Increased sales of our software products both in absolute dollars and as a percentage of revenue, has positively impacted our gross margin in 2000. We have experienced significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts but we expect these to continue to be offset by increases in gross margin from software revenue.

Research and Development Expenses

  Research and development expenses increased 180% to $5.6 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999 and by 178% to $9.9 million in the six months ended June 30, 2000 from $3.6 million in the same six month period of 1999. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses decreased as a percentage of revenue to 20% from 21% for the three month periods ended June 30, 2000 and 1999, respectively, and to 19% from 22% for the six month periods ended June 30, 2000 and 1999, respectively. The decrease in research and development costs as a percentage of revenue is attributable to the significant increase in revenue. Management expects research and development expenses to increase as a percentage of revenue with anticipated increases in the number of research and development personnel as a result of acquisitions.

Sales and Marketing Expenses

  Sales and marketing expenses increased 110% to $11.8 million in the three months ended June 30, 2000 from $5.6 million in the three months ended June 30, 1999 and by 137% to $22.9 million in the six months ended June 30, 2000 from $9.6 million in the same six month period of 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses as a percentage of revenue decreased to 42% from 60% for the three month periods ended June 30, 2000 and 1999, respectively and to 43% from 60% for the six month periods ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing costs as a percentage of revenue is attributable to the significant increase in revenue.

General and Administrative Expenses

  General and administrative expenses increased 103% to $2.6 million in the three months ended June 30, 2000 from $1.3 million in the three months ended June 30, 1999 and by 91% to $5.0 million in the six months ended June 30, 2000 from $2.6 million in the same six month period of 1999. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger public company organization. General and administrative expenses as a percentage of revenue decreased to 9% from 14% for the three month periods ended June 30, 2000 and 1999, respectively and to 10% from 16% for the six month periods ended June 30, 2000 and 1999, respectively. The decrease in general and administrative costs as a percentage of revenue is attributable to the significant increase in revenue.

Amortization of Compensation

  For the three months ended June 30, 2000, amortization of compensation was $932,000 as compared to $13.7 million in the three months ended June 30, 1999 and $2.3 million as compared to $15.6 million for the six month periods ended June 30, 2000 and 1999, respectively. Amortization of compensation resulted from the granting of stock options and warrants to purchase common stock at prices below the deemed fair value of our common stock. The compensation is being amortized using the graded method over the vesting period of the stock options. Compensation charges relative to a warrant provided for consulting services of $11.6 million and $12.3 million were recognized in the three and six months periods ended June 30, 1999. There were no warrant compensation expenses recognized in 2000.

Amortization of Goodwill

  For the three and six months ended June 30, 2000 we recorded amortization of goodwill resulting from a purchase business combination completed in the fourth quarter of 1999.

Other Income (expense)

  Other income (expense) was $4.4 million in the three months ended June 30, 2000 as compared to a net expense of $163,000 in the three months ended June 30, 1999 and $8.5 million in the six months ended June 30, 2000 as compared to a net expense of $147,000 in the same six month period of 1999. The other income was attributable to the interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings.

Provision for Income Taxes

  For the three and six months ended June 30, 2000 we recorded provisions for income taxes of $259,000 and 284,000, respectively, related to current foreign income tax provided on the profits attributable to our foreign operations and for U.S. state franchise taxes. For the three months ended June 30, 1999 the tax provision of $11,000 was entirely related to current foreign income taxes on foreign operations.

Liquidity and Capital Resources

  From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. In July 1999 we completed an initial public offering of our common stock and in November 1999 we completed a secondary public offering which together resulted in aggregate net proceeds of approximately $303 million.

  Net cash provided by operating activities was $1.2 million in the six months ended June 30, 2000 compared to $8.3 million used in operating activities in the same period of 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was attributable to a nominal net loss of $488,000 which was more than fully offset by amortization of compensation and goodwill of $2.7 million, depreciation of $3.5 million, an increase in accounts payable and accrued liabilities of $8.8 million and in deferred revenue of $915,000. Cash used in operating activities included cash used for an increase in accounts receivable of $6.4 million, an increase in inventory of $6.2 million and an increase in prepaid and other assets of $1.7 million. The increase in inventory during 2000 was primarily in anticipation of expected growth in product revenue and to offset limited supply issues. The increase in accounts receivable is directly attributable to a significant portion of our increased revenue occurring during the last month of the period.

  The increase in deferred revenue for the second quarter of 2000 is a result of increased service revenue deferred for support and maintenance contracts as a result of the overall increase in sales. In the second quarter of 2000 we added more of the world's leading telecommunications companies to our customer list and continued to grow the business with existing customers. We now have customers in 68 countries throughout the world. We have also decreased dependency on key customers with only 2 customers individually contributing greater than 10% but each less than 15% of second quarter 2000 revenue.

  Net cash used in operating activities for the first six months of 1999 was attributable primarily to a net loss of $23 million and increases in trade accounts receivable of $6.3 million and inventory of $2.0 million, partially offset by depreciation of $869,000, amortization of compensation of $15.6 million, increases in accounts payable and accrued liabilities of $3.9 million and increases in deferred revenue of $3.2 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue. The increase in accounts receivable was due to a significant portion of our increased revenue occurring during the last month of the period. Deferred revenue increased due to sales which had contingencies which were not satisfied at June 30, 1999 as well as increased sales of maintenance and support contracts.

  Net cash used in investing activities was approximately $43.7 million in the first six months of 2000 as compared to $3.7 million for the same period in 1999. For 2000, a net $35.2 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. Included in the net cash used in investing activities was a $3.75 million investment in a venture capital management fund made in June 2000. The remaining cash used in investing activities for each year was for purchases of property and equipment.

  Net cash provided by financing activities was $2.9 million in the first quarter of 2000, as opposed to $4.4 million for the same period in 1999. For the period ended June 30, 2000, cash provided by financing activities was primarily the net proceeds from common stock issued upon exercise of employee incentive stock options and purchases under the employee stock purchase plan. For 1999, the cash provided by financing activities was predominantly the proceeds from a bank line of credit and long term debt.

  On July 25, 2000 we announced the acquisition of PEAK Software Solutions, Inc., a leading software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for
0.86 of a share of Clarent common stock and cash of approximately $25 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $33.9 million in stock and paid $16.7 million in cash.

  On August 10, 2000 we acquired ACT Networks, Inc. (Nasdaq:ANET), a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks was exchanged for 0.4198 of a share of Clarent common stock. The exchange ratio was based upon an ACT Networks stock value of $14 per share divided by Clarent's five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $142 million of stock for the outstanding shares of ACT Networks and assumed an estimated $26 million in ACT Networks' outstanding stock options.

  We believe that our current cash, cash equivalents and short-term investments balances of $276.2 million at June 30, 2000 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain borrowings through a line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

  Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are currently denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2000 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

  We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $267 million at June 30, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than .1%) in the fair market value of our available-for-sale securities.

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

  As of June 30, 2000, we had an accumulated deficit of $39.4 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and maintain a positive operating cash flow. Even if we do achieve profitability and continue to maintain a positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

  We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

         Operating Loss                                     Period
         --------------                                     ------
          (8,718,000)                           Six months ended June 30, 2000
          (33,163,000)                          Year Ended December 31, 1999
          (5,824,000)                           Year ended December 31, 1998

Our operating results are volatile, and an unanticipated decline in revenue may disproportionately affect our net income or loss in a quarter.

  Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. As a result, our future operating results are difficult to predict. Further, we incur expenses in significant part on our expectations of our future revenue. As a result of this and as a result of integration of acquired operations, we expect our expense levels to increase in the short run. Therefore, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income (loss) in that quarter.

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

  We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation and Ericsson. Many of our large competitors have significantly larger market shares (as measured by ports shipped) and stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. We also expect that other companies may enter our market with better products and technologies.

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

Our failure to integrate successfully our acquired companies could prevent us from operating efficiently.

  We have been involved in, and may in the future be involved in, a number of merger and acquisition transactions. These transactions have been motivated by many factors, including our desire to acquire skilled personnel, our desire to obtain new technologies and our desire to expand and enhance our product and services lines. Growth through acquisition has several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into a single unit, the substantial management time devoted to integrating the companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to product transition (such as distribution, engineering and customer support). Realization of any of these risks in connection with our acquisitions could have a material adverse effect on our business, operating results, and financial condition.

Our failure to manage our rapid growth effectively could negatively affect our results of operations.

  Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From June 30, 1999 to June 30, 2000, the number of our employees increased from approximately 200 to 440. We expect our anticipated growth and expansion to continue to place strain on our management, operational and financial resources. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

  We have historically derived the majority of our revenue from a small number of customers. For the six months ended June 30, 2000, one customer, Triumph Technologies, accounted for 13% of our net revenues and for the three months ended June 30, 2000, two customers Triumph and Great MinCom Products Corp. accounted for 13% and 12% of our net revenue, respectively. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

  We believe that our future success is dependent upon our ability to expand our direct sales force and establish successful relationships with a variety of international distribution partners. To date, we have entered into agreements with only a small number of distribution partners that accounted for approximately 35% of revenue for the first half of 2000 and 11% of revenue for the first half of 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. We cannot guarantee that we will successfully manage our distributor relationships in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

  Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

  International sales represented approximately 67% of total revenue for the first half of 2000 and 54% for the year ended December 31, 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

  We currently have employees based in Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

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

  We have detected and may continue to detect errors and product defects in connection with new product releases and product upgrades. These problems may affect network uptime and cause us to incur significant warranty and repair costs and cause significant customer relations problems. Service providers require a strict level of quality and reliability from telecommunications equipment suppliers. Traditional telecommunications equipment is expected to provide a 99.999% level of reliability. IP telephony products are inherently complex and frequently contain undetected software or hardware errors when first introduced or as new versions are released. In addition, the detection of errors in software products requires an unknown level of effort to correct and may delay the release of new products or upgrades or revisions to existing products, which could materially affect the market acceptance and sales of our products. If we deliver products or upgrades with undetected material software errors or product defects, our credibility and market acceptance and sales of our products may be harmed. In some of our contracts, we have agreed to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our results of operations. However, we cannot be certain that product defects will not have a material negative effect on our results of operations in the future. A material product liability claim may have significant consequences on our ability to compete effectively and generate positive cash flow and may seriously harm our business, financial condition and results of operations.

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

Our stock price is highly volatile.

  The trading price of our common stock has fluctuated significantly since our initial public offering in July 1999. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, announcements of strategic partnerships or new customers by us or our competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, as evidenced by a fluctuation in per share closing price from a low of $34.75 to a high of $169.75 during the six month period from January 1, 2000 to June 30, 2000.

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

  . authorizing the board of directors to issue preferred stock;

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

Year 2000 Compliance

  We are currently not aware of any Year 2000 problems in any of our products, critical systems or services.

                              CLARENT CORPORATION

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  We held our annual meeting of stockholders on June 7, 2000. At the Meeting, the stockholders voted to approve four proposals. The first proposal related to the election of one director, Ms. Syaru Shirley Lin, to hold office until the 2003 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

          Name                                          For     Against Abstain
          ----                                       ---------- ------- -------
     Syrau Shirley Lin.............................. 27,968,514     0    8,459

  The second proposal related to the approval of an amendment to our 1999 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 shares, from 300,000 shares to 500,000 shares, and to provide for a change in the number of shares granted under and the vesting provision of grants under the plan. The third proposal related to the approval of an amendment to our 1999 Amended and Restated Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,000,000 shares, from 14,792,465 shares to 16,792,4645 shares. The fourth proposal related to the ratification of the appointment of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2000. At the annual meeting, our stockholders approved each proposal. The following table contains the tabulation of the votes cast for or against each proposal, as well as the abstentions and broker non-votes with respect to each proposal.

                                                                       Broker
   Proposal                        Votes For  Votes Against Abstained Non-Votes
   --------                        ---------- ------------- --------- ---------
   Proposal 2..................... 16,886,571   8,517,003     6,863   2,586,536
   Proposal 3..................... 16,836,817   8,568,023     5,597   2,586,536
   Proposal 4..................... 27,595,596     375,326     6,051           0

ITEM 5: OTHER INFORMATION

  On July 24, 2000, we executed a definitive Agreement and Plan of Merger and Reorganization with Cadmium Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Clarent ("Merger Sub"), PEAK Software Solutions, Inc., a Colorado corporation ("PEAK"), certain of PEAK's shareholders (the "Designated Shareholders") and an agent for the Designated Shareholders (the "Merger Agreement") under which PEAK merged with and into Merger Sub (the "Merger"), and the shareholders of PEAK received shares of our common stock and cash in exchange for all of the outstanding shares of PEAK capital stock. Upon consummation of the Merger, PEAK ceased to exist, and Merger Sub remained a wholly owned subsidiary of Clarent.

  Pursuant to the Merger Agreement, each share of PEAK common stock converted into the right to receive a fraction of a share of Registrant common stock valued at $57.37, based upon the average closing price of a share of Registrant common stock on the Nasdaq National Market for the ten day trading period ending on and including June 26, 2000, and $24.71 in cash. In addition, we paid PEAK $1,537,079 to be used to retire certain obligations of PEAK. A total of 528,739 shares of our common stock were issued pursuant to the Merger Agreement, of which 163,838 shares will be held in escrow to secure certain indemnification obligations of the PEAK shareholders.

  The Merger Agreement creates certain obligations for the Designated Shareholders to indemnify Clarent and certain of our affiliates for breaches of PEAK's or the Designated Shareholders' representations, warranties and covenants under the Merger Agreement and certain related agreements.

  In connection with the execution of the Merger Agreement, Clarent, Merger Sub, the Designated Shareholders, each of the other shareholders of PEAK (the "Non-Designated Shareholders" and together with the Designated Shareholders, the "Shareholders"), an agent for the Non-Designated Shareholders and a purchaser representative entered into a Shareholders' Agreement dated as of July 24, 2000 (the "Shareholders' Agreement"). The Shareholders' Agreement affords the Shareholders certain registration rights and creates certain obligations for the Non-Designated Shareholders to indemnify Registrant and certain of our affiliates for breaches of PEAK's or the Non-Designated Shareholders' representations, warranties and covenants under the Merger Agreement, the Shareholders' Agreement and certain related agreements.

  A copy of the press release of Clarent with respect to the Merger is included herein as Exhibit 99.1, and is incorporated by reference into this
Item 5. The summaries of the Merger Agreement and the Shareholder's Agreement in this report are qualified in their entirety by reference to the Merger Agreement and Shareholders' Agreement, attached hereto as Exhibit 99.2 and 99.3, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  The following exhibits are filed as part of this Form 10-Q:

    (a) Exhibit 2.1 Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, among Clarent Corporation, Copper Merger Sub, Inc. and ACT Networks, Inc.(1)

    (b) Exhibit 2.2 Amendment No. 1, dated as of June 30, 2000, to the Agreement and Plan of Merger and Reorganization.(1)

    (c) Exhibit 27.1 Financial Data Schedule.

    (c) Exhibit 99.1 Press Release, dated July 25, 2000.

    (d) Exhibit 99.2 Agreement and Plan of Merger and Reorganization dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., PEAK Software Solutions, Inc., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders' Agent.

    (e) Exhibit 99.3 Shareholders' Agreement dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders' Agent and Purchaser Representative.

    (f) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the second quarter ended June 30, 2000.
--------
(1) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-4 (No. 333-38216).

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

                                          Clarent Corporation

                                                 /s/ Jerry Shaw-Yau Chang
                                          By: _________________________________
                                            Jerry Shaw-Yau Chang
                                            Chief Executive Officer, President
                                             and Director

                                                   /s/ Richard J. Heaps
                                          By: _________________________________
                                            Richard J. Heaps
                                            Chief Operating Officer and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

Date: August 14, 2000