Form 10-Q
period 2000-09-30
CLARENT CORP/CA
filed 2000-11-14
CIK 1068292

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

               For the quarterly period ended September 30, 2000

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
                                                    (I.R.S. Employer
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)

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

                                  Yes X  No

    The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 38,916,847 at September 30, 2000.

      This report consists of 29 pages of which this page is number 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              CLARENT CORPORATION

                                FORM 10-Q INDEX

                                                                         Page No.
                                                                         --------
Part I: Financial Information

Item 1: Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of September 30, 2000 and
   December 31, 1999...................................................      3
  Condensed Consolidated Statements of Operations for the Three and
   Nine Month Periods Ended September 30, 2000 and 1999................      4
  Condensed Consolidated Statements of Cash Flows for the Nine Month
   Periods ended September 30, 2000 and 1999...........................      5
  Notes to Unaudited Condensed Consolidated Financial Statements.......      6

Item 2: Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................     12

Item 3: Quantitative and Qualitative Disclosures About Market Risk.....     18

Part II: Other Information

Item 2: Changes in Securities and Use of Proceeds......................     28

Item 6: Exhibits and Reports on Form 8-K...............................     28

Signatures.............................................................     29

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $206,975      $238,724
  Short-term investments.............................     79,660        42,581
  Accounts receivable, net...........................     46,617        24,218
  Inventories........................................     12,960         8,404
  Prepaid expenses and other current assets..........      4,100         2,826
                                                        --------      --------
    Total current assets.............................    350,312       316,753
Property and equipment, net..........................     28,871        12,696
Investments..........................................     16,750         2,988
Goodwill, net........................................    100,863         2,931
Other intangible assets, net.........................     40,701           --
Deferred tax assets..................................     15,911           --
Other assets.........................................      1,964           --
                                                        --------      --------
                                                        $555,372      $335,368
                                                        ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $ 10,611      $  8,552
  Deferred revenue...................................     13,125        10,117
  Accrued liabilities................................     26,220         7,857
                                                        --------      --------
    Total current liabilities........................     49,956        26,526
Deferred tax liabilities.............................     15,910           --
Stockholders' equity:
  Common stock.......................................    580,584       353,894
  Deferred compensation..............................    (11,868)       (5,990)
  Accumulated other comprehensive loss...............       (269)         (112)
  Accumulated deficit................................    (78,941)      (38,950)
                                                        --------      --------
    Total stockholders' equity.......................    489,506       308,842
                                                        --------      --------
                                                        $555,372      $335,368
                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                          Three Months
                                        Ended September    Nine Months Ended
                                              30,            September 30,
                                        -----------------  ------------------
                                          2000     1999      2000      1999
                                        --------  -------  --------  --------
Net revenue:
  Product and software................. $ 41,131  $12,363  $ 88,464  $ 26,978
  Service..............................    4,392      864     9,955     2,267
                                        --------  -------  --------  --------
    Total revenue......................   45,523   13,227    98,419    29,245
Cost of revenue:
  Product and software.................   18,090    4,488    35,421    10,698
  Service..............................    2,176      947     5,894     2,164
                                        --------  -------  --------  --------
    Total cost of revenue..............   20,266    5,435    41,315    12,862
                                        --------  -------  --------  --------
Gross profit...........................   25,257    7,792    57,104    16,383
                                        --------  -------  --------  --------
Operating expenses:
  Research and development.............    8,414    2,466    18,320     6,023
  Sales and marketing..................   15,255    6,518    38,129    16,166
  General and administrative...........    5,009    1,773    10,033     4,402
  Amortization of compensation.........    1,763    1,901     4,073    17,543
  Amortization of goodwill & other
   intangibles.........................    6,023      --      6,474       --
  Purchased in-process research &
   development.........................   31,496      --     31,496       --
  Merger related costs.................    1,386      --      1,386       --
                                        --------  -------  --------  --------
    Total operating expenses...........   69,346   12,658   109,911    44,134
                                        --------  -------  --------  --------
Loss from operations...................  (44,089)  (4,866)  (52,807)  (27,751)
Other income, net......................    5,088      716    13,602       569
                                        --------  -------  --------  --------
Loss before provision for income
 taxes.................................  (39,001)  (4,150)  (39,205)  (27,182)
Provision for income taxes.............     (502)     (72)     (786)      (83)
                                        --------  -------  --------  --------
Net loss............................... $(39,503) $(4,222) $(39,991) $(27,265)
                                        ========  =======  ========  ========
Basic and diluted net loss per share... $  (1.08) $ (0.17) $  (1.18) $  (2.17)
                                        ========  =======  ========  ========
Shares used in computing basic and
 diluted net loss per share............   36,482   25,526    33,763    12,543
                                        ========  =======  ========  ========


     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Operating activities:
  Net loss................................................ $ (39,991) $(27,265)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation..........................................     6,081     1,609
    Amortization of compensation..........................     4,073    17,543
    Purchased in-process research and development.........    31,496       --
    Amortization of goodwill & other intangibles..........     6,860       --
    Changes in operating assets and liabilities, net of
     effect of acquired businesses :
      Accounts receivable.................................   (16,031)   (8,251)
      Inventories.........................................       (61)   (1,848)
      Prepaid expenses and other current assets...........       (84)   (1,186)
      Other assets........................................    (1,339)     (425)
      Accounts payable and accrued liabilities............     2,086     5,430
      Deferred revenue....................................     2,602     4,997
                                                           ---------  --------
    Net cash used in operating activities.................    (4,308)   (9,396)
                                                           ---------  --------
Investing activities:
  Purchases of short-term investments.....................  (120,519)  (23,728)
  Purchases of long-term investments......................   (15,250)   (3,000)
  Sales and maturities of investments.....................    88,450       --
  Purchases of property and equipment.....................   (18,718)   (6,902)
  Business combinations, net of cash acquired.............    33,316       --
                                                           ---------  --------
Net cash used in investing activities.....................   (32,721)  (33,630)
                                                           ---------  --------
Financing activities:
  Proceeds from line of credit............................       --      1,628
  Proceeds from long term debt............................       --        182
  Proceeds from issuance of preferred stock...............       --        332
  Proceeds from issuance of common stock..................     5,369    62,784
                                                           ---------  --------
Net cash provided by financing activities.................     5,369    64,926
                                                           ---------  --------
Effect of exchange rate changes on cash and cash
 equivalents..............................................       (89)       67
                                                           ---------  --------
Net (decrease) increase in cash and cash equivalents......   (31,749)   21,967
Cash and cash equivalents at beginning of period..........   238,724    11,903
                                                           ---------  --------
Cash and cash equivalents at end of period................ $ 206,975  $ 33,870
                                                           =========  ========
Supplemental disclosure of non-cash investing activities:
Common stock received in exchange for settlement of
 accounts receivable...................................... $   1,500       --
Issuance of common stock in connection with acquisition... $ 194,412       --

     See accompanying notes to condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Clarent Corporation (the Company) as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

2. Inventories

  Inventories consist of the following (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Raw materials.....................................    $ 9,577       $7,347
   Work-in-process...................................        304          --
   Finished goods....................................      3,079        1,057
                                                         -------       ------
                                                         $12,960       $8,404
                                                         =======       ======

3. Investments

  The Company invests in equity instruments of privately-held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for the $1.5 million investment noted below, all of the Company's investments are valued at the cash paid for the stock received. These investments are included as long-term investments in the balance sheet and are accounted for under the cost method when ownership is less than 20% and there are no indicators of control. For these non-quoted investments, the Company regularly reviews operating performance, financing status, liquidity prospects and cash flow forecasts in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. To date, no such losses have been recorded.

  During the nine months ended September 30, 2000, the Company has invested $8.5 million in various privately-held companies and $6.75 million in a venture capital management fund. The Company is committed to invest an additional $8.25 million in the venture capital management fund over the next two quarters.

  During March 2000, the Company reduced its accounts receivable by accepting common stock with a value of $1.5 million in one of its privately-held customers as an alternative to cash payment.

  During the nine months ended September 30, 2000, the Company recorded revenues from certain customers in which the Company had an investment. Revenues from these customers have been recorded at the value of the products and services sold.

                              CLARENT CORPORATION

4. Comprehensive Income (Loss)

  The Company's total comprehensive income (loss) is as follows (in thousands):

                                          Three Months
                                        Ended September    Nine Months Ended
                                              30,            September 30,
                                        -----------------  ------------------
                                          2000     1999      2000      1999
                                        --------  -------  --------  --------
   Net income (loss)................... $(39,503) $(4,222) $(39,991) $(27,265)
   Other comprehensive income (loss):
     Translation adjustments...........     (116)      24      (137)      (48)
     Unrealized income (loss) on
      investments......................        9      (27)      (20)      (27)
                                        --------  -------  --------  --------
       Comprehensive income (loss)..... $(39,610) $(4,225) $(40,148) $(27,244)
                                        ========  =======  ========  ========

5. Income Taxes

  The provisions for income taxes of $502,000 and $786,000 for the three and nine month periods ending September 30, 2000 consist of foreign income tax provided on the profits attributable to the Company's foreign operations and U.S. State taxes.

6. Stockholders Equity

  On February 15, 2000, the Company's stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200,000,000 from 50,000,000 shares.

  On January 31, 2000, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the 1999 plan) by 792,465 or 2.5% of the Company's outstanding shares, measured as of that date. This increase was in accordance with the provisions of the 1999 plan. At a special meeting of the Company's stockholders on February 15, 2000, the Company's stockholders approved an amendment to the 1999 plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 2,641,830 shares. On June 7, 2000 at the annual meeting of the Company's stockholders, the Company's stockholders approved a further amendment to the 1999 plan to increase the shares of common stock authorized for issuance by 2,000,000 to a total of 16,792,465.

  Also, at the annual meeting of stockholders on June 7, 2000, the Company's stockholders approved an amendment to the 1999 Non-Employee Directors' Stock Option Plan (the directors' plan) to increase the aggregate number of shares of common stock authorized for issuance under the directors' plan by 200,000 shares to 500,000 and authorized a change in the number of shares granted under and the vesting provisions of grants available under the directors' plan.

  On July 24, 2000 the Company issued 528,739 shares of common stock to acquire Peak Software Solutions, Inc. On August 10, 2000 the Company issued 4,444,832 shares of common stock to acquire ACT Networks Inc. and assumed all outstanding stock option agreements. At September 30, 2000 the aggregate number of shares authorized for issuance under the ACT Networks stock option plans and agreements was 1,235,795 shares of Clarent common stock.

                              CLARENT CORPORATION

7. Segments of an Enterprise and Related Information

  The Company operates in one industry segment. The Company designs, develops and sells Internet Protocol telephony, or IP telephony systems. Net revenue for non-U.S. locations are substantially the result of export sales from the U.S.

  Net revenue by geographic region based on customer location were as follows (in thousands):

                                                 Three Months     Nine Months
                                                Ended September Ended September
                                                      30,             30,
                                                --------------- ---------------
                                                 2000    1999    2000    1999
                                                ------- ------- ------- -------
   Product and software revenue
     United States............................. $10,542 $ 6,175 $25,430 $13,039
     Other Americas............................   4,028      21   6,667     123
     Europe, Middle East & Africa..............   6,460   2,989  15,966   3,754
     Asia Pacific..............................  20,101   3,178  40,401  10,062
                                                ------- ------- ------- -------
       Total................................... $41,131 $12,363 $88,464 $26,978
                                                ======= ======= ======= =======
   Service revenue
     United States............................. $ 2,107 $   327 $ 4,822 $ 1,122
     Other Americas............................     287      18     477      49
     Europe, Middle East & Africa..............     859      85   2,096     195
     Asia Pacific..............................   1,139     434   2,560     901
                                                ------- ------- ------- -------
       Total................................... $ 4,392 $   864 $ 9,955 $ 2,267
                                                ======= ======= ======= =======

8. Net Loss Per Share

  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding shares subject to a right of repurchase by the Company. Outstanding shares subject to repurchase are not included in the computations of basic and diluted net loss per share until the time-based vesting restrictions have lapsed.

  The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months
                                          Ended September    Nine Months Ended
                                                30,            September 30,
                                          -----------------  ------------------
                                            2000     1999      2000      1999
                                          --------  -------  --------  --------
                                           (in thousands, except per share
                                                       amounts)
Numerator:
  Net loss............................... $(39,503) $(4,222) $(39,991) $(27,265)
                                          ========  =======  ========  ========
Denominator:
  Weighted average shares outstanding....   36,482   26,651    33,826    14,005
  Less shares subject to repurchase......      --    (1,125)      (63)   (1,462)
                                          --------  -------  --------  --------
    Denominator for basic and diluted net
     loss per share......................   36,482   25,526    33,763    12,543
Net loss per share--basic and diluted.... $  (1.08) $ (0.17) $  (1.18) $  (2.17)
                                          ========  =======  ========  ========

  The Company has excluded all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the

                              CLARENT CORPORATION
calculations of diluted net loss per share were 5,121,000 and 10,012,000 for the three months ended September 30, 2000 and 1999, respectively, and 5,921,000 and 19,511,000 for the nine months ended September 30, 2000 and 1999, respectively.

9.  Acquisitions

  On July 24, 2000 the Company completed the acquisition of PEAK Software Solutions, Inc., a leading software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.8636 of a share of Clarent common stock and cash of approximately $25 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $44.5 million in stock and paid $16.7 million in cash. This acquisition was accounted for using the purchase method and was not included in the calculation of proforma results as it is not considered to be material to the operating results of the Company. The operating results of PEAK have been included in the condensed consolidated statements of operations from the date of acquisition.

  On August 10, 2000 the Company acquired ACT Networks, Inc., a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks was exchanged for 0.4198 of a share of Clarent common stock. The exchange ratio was based upon an ACT Networks stock value of $14 per share divided by Clarent's five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $150 million of stock for the outstanding shares of ACT Networks and assumed stock options to purchase approximately 1.1 million shares of Clarent's common stock with an aggregate fair value of $27 million. The ACT Networks acquisition has been accounted for as a purchase and accordingly, results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Clarent's condensed consolidated financial statements from the date of acquisition.

  The ACT Networks acquisition cost, allocation of excess purchased cost over the fair value of net assets acquired to goodwill and other intangible assets acquired and the related life of the intangible assets (in thousands, except for asset life):

                                                         Acquisition
                                                            Cost     Asset Life
                                                         ----------- ----------
                                                                     (in years)
   Value of common stock and stock options issued......   $176,789
   Transaction costs...................................      7,008
   Merger related restructuring costs..................      8,885
                                                          --------
                                                           192,682
   Less net tangible assets acquired...................     68,950
                                                          --------
   Excess purchase cost over the fair value of net
    tangible assets acquired...........................   $123,732
                                                          ========

   Excess purchase cost was allocated to the following:
   Assembled workforce.................................   $  6,642        3
   Customer base.......................................     19,276        5
   Developed technology................................     13,860        5
   In-process research and development.................     31,496
   Goodwill............................................     42,506        5
   Deferred compensation...............................      9,952        4
                                                          --------      ---
                                                          $123,732
                                                          ========

                              CLARENT CORPORATION

  The fair value assigned to purchased in-process research and development in the allocation of purchase cost included research and development projects for which technological feasibility had not been achieved and no future alternative uses had been established. The Company computed its valuations of in-process research and development using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology. This allocation of fair value is charged to operations at the date of acquisition and totaled $31.5 million for the nine months ended September 30, 2000.

  In valuing in-process research and development, the Company considered, among other factors, the stage of completion of the development efforts and the estimated net present value of cash flows expected to result from the successful deployment of the new products. The stage of completion was determined by estimating the costs and time incurred to date relative to the costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the products being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated product life cycles. Estimated future cash flows were discounted to arrive at a net present valued and were allocated to in-process research and development based on the percentage of completion at the date of acquisition.

  In valuing the developed technology of $13.9 million the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the products, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

  To determine the value of the assembled work force of $6.6 million the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work force. Costs considered in replacing the work force included costs of identifying, recruiting and interviewing candidates, as well as the cost of training new employees. These costs were then summed up and tax-effected to estimate the value of the assembled workforce.

  To determine the value of the customer base of $19.2 million the Company utilized the avoided cost approach. Under this approach, the fair value of the acquired customer relationships is equal to the costs which the acquirer will avoid spending in recreating similar functional customer relationships. Costs considered in recreating the customer base included the amount of costs and time that sales, marketing, development and corporate personnel would have to spend in order to acquire the customer base.

  The following summary prepared on an unaudited pro forma basis reflects the condensed consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of ACT Networks had occurred at the beginning of 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1999 or of results which may occur in the future.

                              CLARENT CORPORATION

  The pro forma results of operations combine the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, and the historical results for ACT Networks for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999 (in thousands, except per share data):

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
   Net revenue............................................. $ 127,029 $  69,955
                                                            ========= =========
   Net loss................................................ $(26,708) $(32,981)
                                                            ========= =========
   Net loss per share--basic and diluted................... $  (0.71) $  (1.94)
                                                            ========= =========
   Denominator for basic and diluted net loss per share....    37,381    16,988

10. Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have a material impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

  In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company adopted the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on the company's consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." ("SAB 101") SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 on its consolidated results of operations, financial position, and cash flows.

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

Results of Operations

  The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  ---------------------   -------------------
                                    2000        1999        2000       1999
                                  ---------   ---------   --------   --------
As a Percentage of Net Revenue:
  Product and software...........      90.4%       93.5%      89.9%      92.2%
  Service........................       9.6         6.5       10.1        7.8
                                  ---------   ---------   --------   --------
    Total revenue................     100.0       100.0      100.0      100.0
  Product and software...........      39.8        33.9       36.0       36.6
  Service........................       4.8         7.2        6.0        7.4
                                  ---------   ---------   --------   --------
    Total cost of revenue........      44.6        41.1       42.0       44.0
                                  ---------   ---------   --------   --------
Gross margin.....................      55.4        58.9       58.0       56.0
                                  ---------   ---------   --------   --------
Operating expenses:
  Research and development.......      18.5        18.6       18.6       20.6
  Sales and marketing............      33.5        49.3       38.7       55.3
  General and administrative.....      11.0        13.4       10.2       15.0
  Amortization of compensation...       3.9        14.4        4.1       60.0
  Amortization of goodwill &
   other intangibles.............      13.2         0.0        6.6        0.0
  Purchased in-process research &
   development...................      69.2         0.0       32.0        0.0
  Merger related costs...........       3.0         0.0        1.4        0.0
                                  ---------   ---------   --------   --------
    Total operating expenses.....     152.3        95.7      111.6      150.9
                                  ---------   ---------   --------   --------
Loss from operations.............     (96.9)      (36.8)     (53.6)     (94.9)
Other income.....................      11.2         5.4       13.8        2.0
                                  ---------   ---------   --------   --------
Loss before provision for income
 taxes...........................     (85.7)      (31.4)     (39.8)     (92.9)
Provision for income taxes.......      (1.1)       (0.5)      (0.8)      (0.3)
                                  ---------   ---------   --------   --------
Net loss.........................     (86.8)%     (31.9)%    (40.6)%    (93.2)%
                                  =========   =========   ========   ========

Net revenue

  Net revenue increased 244% to $45.5 million in the three months ended September 30, 2000 from $13.2 million in the three months ended September 30, 1999. Net revenue for the nine months ended September 30, 2000 increased to $98.4 million as compared to $29.2 million for the same period in 1999. The increase in revenues was primarily attributable to an increase in product and software sales of 233% to $41.1 million in the three months ended September 30, 2000 from $12.4 million in the same three month period of 1999 and of 228% to $88.5 million in the nine months ended September 30, 2000 from $27.0 million in the same nine month period of 1999. The increased demand for Clarent's IP based communication solution was from both existing and new customers on a worldwide basis. During the third quarter of 2000, revenue resulted from customers in more than 20 additional countries as compared to the same quarter of 1999. Service revenue from maintenance and support increased by 408% to $4.4 million in the three months ended September 30, 2000 from $0.9 million for the same three month period of 1999 and by 339% to $10.0 million in the nine months ended September 30, 2000 from $2.3 million in the same nine month period of 1999. The increase in maintenance and support revenue is attributable to the increase in product sales and a larger customer base.

Cost of Revenue

  Cost of revenue increased 273% to $20.3 million in the three months ended September 30, 2000 from $5.4 million in the three months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000 increased to $41.3 million as compared to $12.9 million for the same period in 1999. These increases were primarily attributable to increases in product and software costs of 303% to $18.1 million in the three months ended September 30, 2000 from $4.5 million in the same period of 1999 and of 231% to $35.4 million in the nine months ended September 30, 2000 from $10.7 million in the same nine month period of 1999. Maintenance and support costs also increased by 130% to $2.2 million in the three months ended September 30, 2000 from $0.9 million in the same period of 1999 and by 172% to $5.9 million in the nine months ended September 30, 2000 from $2.2 million in the same nine month period of 1999 due to the increases in technical support personnel to service our increased customer base. Gross margin was 55% for the third quarter 2000, compared to 59% for the corresponding period in 1999 and 61% for the second quarter, 2000. Gross margin increased to 58% for the nine months ended September 30, 2000 as compared to 56% for the same nine month period in 1999. Increased sales of our software products both in absolute dollars and as a percentage of revenue, has positively impacted our gross margin in 2000 but this has been offset by the acquisition of ACT Networks during the third quarter of 2000 and the addition of their hardware revenue to the sales mix. We have experienced significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts but we expect the price erosion to continue to be offset by increases in gross margin from software revenue.

Research and Development Expenses

  Research and development expenses increased 241% to $8.4 million in the three months ended September 30, 2000 from $2.5 million in the three months ended September 30, 1999 and by 204% to $18.3 million in the nine months ended September 30, 2000 from $6.0 million in the same nine month period of 1999. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses were constant as a percentage of revenue at 19% for the three month periods ended September 30, 2000 and 1999, respectively, and decreased to 19% from 21% for the nine month periods ended September 30, 2000 and 1999, respectively. The decrease in research and development costs as a percentage of revenue is attributable to the significant increase in revenue. Management expects research and development expenses to increase as a percentage of revenue with increases in the number of research and development personnel as a result of acquisitions during the third quarter of 2000.

Sales and Marketing Expenses

  Sales and marketing expenses increased 134% to $15.3 million in the three months ended September 30, 2000 from $6.5 million in the three months ended September 30, 1999 and by 136% to $38.1 million in the nine months ended September 30, 2000 from $16.2 million in the same nine month period of 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses as a percentage of revenue decreased to 34% from 49% for the three month periods ended September 30, 2000 and 1999, respectively and to 39% from 55% for the nine month periods ended September 30, 2000 and 1999, respectively. The decrease in sales and marketing costs as a percentage of revenue is attributable to the significant increase in revenue.

General and Administrative Expenses

  General and administrative expenses increased 183% to $5.0 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999 and by 128% to $10.0 million in the nine months ended September 30, 2000 from $4.4 million in the same nine month period of 1999. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger public company. General and administrative expenses as a percentage of revenue decreased to 11% from 13% for the three month periods ended September 30, 2000 and 1999, respectively and to 10% from 15% for the nine month periods ended September 30, 2000 and 1999, respectively. The decrease in general and administrative costs as a percentage of revenue is attributable to the significant increase in revenue.

Amortization of Compensation

  For the three months ended September 30, 2000, amortization of compensation was $1.8 million as compared to $1.9 million in the three months ended September 30, 1999 and $4.1 million as compared to $17.5 million for the nine month periods ended September 30, 2000 and 1999, respectively. Amortization of compensation resulted from the granting of stock options and warrants to purchase common stock at prices below the deemed fair value of our common stock. The compensation is being amortized using the graded method over the vesting period of the stock options. Compensation charges relative to a warrant provided for consulting services of $12.3 million were recognized in the nine month period ended September 30, 1999. There were no warrant compensation expenses recognized in 2000.

Amortization of Goodwill and Other Intangibles

  For the three and nine months ended September 30, 2000 we recorded amortization of goodwill and other intangibles resulting from a purchase business combination completed in the fourth quarter of 1999 and from the two purchase business combinations that were completed in the third quarter of 2000. The value of the other intangibles was determined using independent valuations for both the Peak Software and ACT Networks acquisitions.

Purchased In-Process Research and Development

  Purchased in-process research and development of $31.5 million represents the write-off of in-process technology associated with our acquisition of ACT Networks.

  The cost of in-process research and development is based on a fair value allocation of the purchase price we paid to acquire ACT Networks. The fair value allocation to in-process research and development was determined by identifying projects underway at the time of the ACT merger that required additional efforts to establish technological feasibility after consummation of the ACT merger. These projects have identifiable technological risk factors which indicate that even though successful completion is expected, it is not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.

  In valuing in-process research and development, the Company considered, among other factors, the stage of completion of the development efforts and the estimated net present value of cash flows expected to result from the successful deployment of the new products. The stage of completion was determined by estimating the costs and time incurred to date relative to the costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the products being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated product life cycles. Estimated future cash flows were discounted to arrive at a net present valued and were allocated to in-process research and development based on the percentage of completion at the date of acquisition.

  If we do not successfully deploy commercially accepted technology or products based on the purchased in-process research and development, our operating results could be adversely affected in future periods.

Merger Related Costs

  Merger related costs are costs of integration of $1.4 million from the acquisition of ACT Networks that were immediately charged to operations.

Other Income

  Other income was $5.1 million in the three months ended September 30, 2000 as compared to $716,000 in the three months ended September 30, 1999 and $13.6 million in the nine months ended September 30, 2000 as compared to $569,000 in the same period of 1999. The other income was attributable to the interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings and acquisitions.

Provision for Income Taxes

  For the three and nine months ended September 30, 2000 we recorded provisions for income taxes of $502,000 and $786,000, respectively, related to current foreign income tax provided on the profits attributable to our foreign operations and for U.S. state taxes. For the three and nine months ended September 30, 1999 the tax provisions of $72,000 and $83,000 were entirely related to current foreign income taxes on foreign operations.

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

  Net cash used in operating activities was $4.3 million in the nine months ended September 30, 2000 compared to $9.4 million used in operating activities in the same period of 1999. The net cash used in operating activities in 2000 was principally the result of the net loss of $40.0 million, the increase in accounts receivable of $16.0 million and an increase in prepaid and other assets of $1.4 million offset by adjustments for amortization of compensation, goodwill and intangibles of $7.8 million, depreciation of $6.1 million and a charge for purchased in-process research and development of $31.5 million, increases in accounts payable and accrued liabilities of $2.1 million and in deferred revenue of $2.6 million. Amortization of deferred compensation, goodwill and intangibles has increased significantly as a result of the two acquisitions completed during the third quarter of 2000. The increase in accounts receivable is the result of increased sales both through growth and acquisition and the result of the timing of sales in the quarter. We now have customers in 78 countries throughout the world. We have also decreased dependency on key customers with only 2 customers individually contributing greater than 10%. The increase in deferred revenue for 2000 is a result of increased service revenue deferred for support and maintenance contracts as a result of the overall increase in sales.

  Net cash used in operating activities for the first nine months of 1999 was attributable primarily to a net loss of $27.3 million and increases in trade accounts receivable of $8.3 million, inventory of $1.8 million and prepaid and other assets of $1.6 million, partially offset by depreciation of $1.6 million, amortization of compensation of $17.5 million, increases in accounts payable and accrued liabilities of $5.4 million and increases in deferred revenue of $5.0 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue. The increase in accounts receivable was due to a significant portion of our increased revenue occurring during the last month of the period. Deferred revenue increased due to sales which had contingencies which were not satisfied at September 30, 1999 as well as increased sales of maintenance and support contracts.

  Net cash used in investing activities was approximately $32.7 million in the first nine months of 2000 as compared to $33.6 million for the same period in 1999. For 2000, a net $32.1 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities as compared to $26.7 million invested during the same period in 1999. Included in the net cash used in investing activities during 2000 was $15.3 million invested in long term investments represented by interests in various privately held companies and a venture capital management fund. During the nine months ended September 30, 2000 the Company acquired net cash of $33.3 million from business combinations. The remaining cash used in investing activities for each year was for purchases of property and equipment totalling $18.7 million for the nine months ended September 30, 2000 and $6.9 million for the same period of 1999.

  Net cash provided by financing activities was $5.4 million in the three months ended September 30, 2000 as opposed to $64.9 million for the same period in 1999. During 2000, cash provided by financing activities was primarily net proceeds from common stock issued upon exercise of employee incentive stock options and purchases under the employee stock purchase plan. For 1999, the cash provided by financing activities was predominantly the proceeds from the public offerings in July and November 1999 and a bank line of credit.

  We believe that our current cash, cash equivalents and short-term investments balances of $286.6 million at September 30, 2000 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our current cash, cash equivalents and short-term investments balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain borrowings through a line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

  Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are currently denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2000 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

  We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $226.4 million at September 30, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 0.2%) in the fair market value of our available-for-sale securities.

  We invest in equity securities of privately-held companies for the promotion of business and strategic objectives. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. To date, we have not recorded any impairment losses.

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

  As of September 30, 2000, we had an accumulated deficit of $78.9 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and maintain a positive operating cash flow. Even if we do achieve profitability and continue to maintain a positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

  We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

         Operating
         Loss                          Period
         ---------                     ------
         $(52,807,000)  Nine months ended September 30, 2000
          (33,163,000)      Year Ended December 31, 1999
          (5,824,000)       Year ended December 31, 1998

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

  Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From September 30, 1999 to September 30, 2000, the number of our employees increased from approximately 230 to 760. We expect our anticipated growth and expansion to continue to place strain on our management, operational and financial resources. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

  We expect to generate a portion of our revenue from new entrants in the telecommunications service provider market. Failure to generate revenue from these new entrants could have a negative impact on our business. Examples of these service providers include traditional, local, international and wholesale long distance companies, competitive local exchange carriers and Internet telephony service providers. Many of these new entrants are still building their infrastructures and rolling out their services. We cannot be sure that any of these companies will achieve commercial viability. Given that these new entrants may be start-up operations with uncertain financial resources, we cannot be sure that these new entrants will be able to pay their obligations to us for purchase of our products on a timely basis, or at all. Some of our new entrant customers have been late in making payments to us. To date, late payments from our customers have not significantly impacted our operations. However, we cannot be certain that late payments from our customers will not impact our operations in the future. The failure of these companies to achieve commercial viability or pay their obligations to us would, in turn, seriously harm our business, financial condition and results of operations. customers will not impact our operations in the future. The failure of these companies to achieve commercial viability or pay their obligations to us would, in turn, seriously harm our business, financial condition and results of operations.

A loss of one or more of our key customers could cause a significant decrease in our net revenue.

  We have historically derived the majority of our revenue from a small number of customers. For the nine months ended September 30, 2000, two customers, Triumph Technologies and Bright Oceans Corporation (distributor for China Mobile) accounted for 13% and 10%, respectively, of our net revenues and for the three months ended September 30, 2000, the same two customers accounted for 13% and 22% of our net revenue, respectively. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Technologies and Bright Oceans Corporation (distributor for China Mobile) accounted for 13% and 10%, respectively, of our net revenues and for the three months ended September 30, 2000, the same two customers accounted for 13% and 22% of our net revenue, respectively. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.


  We believe that our future success is dependent upon our ability to expand our direct sales force and establish successful relationships with a variety of international distribution partners. To date, we have entered into agreements with only a small number of distribution partners that accounted for approximately 41% of revenue for the nine months ended September 30, 2000 and 17% of revenue for the same period of 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. We cannot guarantee that we will successfully manage our distributor relationships in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

  Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

  International sales represented approximately 66% of total revenue for the nine months ended September 30, 2000 and 54% for the year ended December 31, 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

Our stock price is highly volatile.

  The trading price of our common stock has fluctuated significantly since our initial public offering in July 1999. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, announcements of strategic partnerships or new customers by us or our competitors, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, as evidenced by a fluctuation in per share closing price from a low of $30.75 to a high of $169.75 during the nine month period from January 1, 2000 to September 30, 2000.

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

                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) On July 24, 2000, Clarent acquired PEAK Software Solutions, Inc. Under the terms of the merger agreement, Clarent issued 528,739 shares of its common stock to the PEAK shareholders and $16.7 million in cash in exchange for all of the outstanding shares of capital stock of PEAK. The shares of Clarent common stock were issued in reliance upon Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. Based on representations made by the PEAK shareholders, the Company believed that fewer than 35 of the PEAK shareholders were not accredited investors. Each of the non-accredited investors appointed a purchaser representative and represented that he or she, either alone or with the purchaser representative, had the knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the prospective investment. All investors were provided with the information required by Rule 502(b)(2).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed as part of this Form 10-Q:

    (1) Exhibit 2.1 Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, among Clarent Corporation, Copper Merger Sub, Inc. and ACT Networks, Inc.(i)
    (2) Exhibit 2.2 Amendment No. 1, dated as of June 30, 2000, to the Agreement and Plan of Merger and Reorganization.(i)
    (3) Exhibit 27.1 Financial Data Schedule.
    (4) Exhibit 99.1 Agreement and Plan of Merger and Reorganization dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., PEAK Software Solutions, Inc., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders' Agent.(ii)
    (5) Exhibit 99.2 Shareholders' Agreement dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as
        Shareholders' Agent and Purchaser Representative.(ii)
--------
  (i) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-4 (No. 333-38216).
  (ii) Incorporated by reference to the Exhibits filed with the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.

  (b) Reports on Form 8-K. On August 10, 2000, the Company filed a Current Report on Form 8-K announcing completion of its acquisition of ACT Networks, Inc. on August 10, 2000. The required financial statements and pro forma financial information were subsequently filed by amendment on Form 8-K/A filed with the SEC on October 24, 2000.

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

Date: November 14, 2000