Form 10-K
period 2000-12-31
CLARENT CORP/CA
filed 2001-03-30
CIK 1068292

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                           ANNUAL REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                     For the Year Ended December 31, 2000
                       Commission File Number 000-26441

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this form 10-K. [_]

  39,645,000 shares of the registrant's common stock, $.001 par value, were outstanding at February 28, 2001.

  The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $278 million as of February 28, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose and excludes approximately 13,180,000 of the registrant's outstanding common stock held by directors, officers and stockholders whose ownership exceeds 5% of the common stock outstanding as of February 28, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PART III--Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders to be held on June 7, 2001, are incorporated by reference to Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              CLARENT CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     1

 Item 2.  Properties.....................................................    18

 Item 3.  Legal Proceedings..............................................    18

 Item 4.  Submission of Matters to a Vote of Security Holders............    18

                                    PART II
          Market For Registrant's Common Equity and Related Stockholder
 Item 5.   Matters.......................................................    19

 Item 6.  Selected Financial Data........................................    20

          Management's Discussion and Analysis of Financial Condition and
 Item 7.   Results of Operations.........................................    21

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    38

 Item 8.  Financial Statements and Supplementary Data....................    39

          Changes in and Disagreements With Accountants on Accounting and
 Item 9.   Financial Disclosures.........................................    67

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    67

 Item 11. Executive Compensation.........................................    67

 Item 12. Security Ownership of Certain Beneficial Owners and Management.    67

 Item 13. Certain Relationships and Related Transactions.................    67

                                    PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.  K.............................................................    68

                                    PART I

  You should be aware that the following discussion contains both historical information and forward-looking statements. Forward-looking statements are statements made about future events and include projections and other statements about what may or could happen in the future based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," and "continue," or the negatives of such terms, and other comparable terminology. You should be aware that forward-looking statements involve known and unknown risks and uncertainties. Our actual results could differ significantly from those you might expect based on our forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should also consider the additional risks described in the section entitled "Risk Factors That May Impact Future Operating Results."

ITEM 1. BUSINESS

                                   OVERVIEW

  Clarent Corporation is a leading provider of software-based communications solutions that are designed to take advantage of the flexibility and universal reach of Internet Protocol (IP) communications networks, the most prominent of which is the public network known as the Internet. Our software-based solutions, in conjunction with our hardware or equipment provided by others, are designed to enable service providers to deliver simultaneous transmission of voice, fax and data over IP networks.

  Our customers include service providers, system integrators, resellers and enterprises. Service provider customers include traditional local, international and wholesale long distance telecommunication companies, as well as "next generation" service providers, including Internet Service Providers
(ISPs), Application Service Providers (ASPs), web-to-phone providers and others employing Internet-based business models. Traditional telecommunication service providers--companies that have previously served as the monopoly or incumbent provider in their region--and "next generation" service providers are addressing business challenges and service demands that result from a worldwide movement towards deregulation of telecommunications markets, a trend that has been reinforced by a mandate from the World Trade Organization (WTO).

  Clarent's solutions provide seamless bridges between the traditional circuit-switched telephone system and Internet Protocol networks, allowing the use of IP telephony to be transparent to end user customers using their existing wire line or wireless telephones. Our solutions deliver a level of voice quality that can be indistinguishable from the voice quality of the traditional telephone system.

  Using our technology to simultaneously transmit voice, fax and data, our customers are able to more efficiently and cost effectively use the available capacity of their networks. Clarent's clearinghouse solutions also enable interconnection among communication service providers' networks for resource sharing, minutes exchange and other applications.

  Clarent's software platform offers service providers an opportunity to generate new revenue and enhance their competitive position by offering their customers personalized, enhanced services and features. Clarent's solutions feature a modular architecture that permits our customers to add new product and service features without extensive product cost or development time.

  The end-users that utilize our systems are increasingly served both by service providers and a community of partners such as systems integrators and resellers. Our products have been and are increasingly being deployed to provide additional service options, flexibility, and cost-savings to small, medium and large enterprises and to consumers. We believe that in the future, end-user customers will use communications services in both new and traditional ways that leverage the ubiquity of the Internet and related networks and the real-time response that has become the hallmark of the worldwide web.

  We began commercial shipment of Clarent's long distance products in the first quarter of 1997, introduced our clearinghouse solutions in 1999 and introduced our local access solution in the fourth quarter of 2000. In August 2000, the acquisition of ACT Networks, Inc. solidified our commitment to becoming a leader in the IP communications industry by fortifying key areas of our organization and expanding our product portfolio. As of December 31, 2000, we had shipped to more than 300 telecommunications service providers around the globe. Clarent's IP communications solutions are now installed in networks of some of the world's leading telecommunications carriers, including those of AT&T Corporation, British Telecom, China Telecom, China Mobile, KPN and NTT.

                              INDUSTRY BACKGROUND

               THE TECHNOLOGY--CIRCUIT-SWITCHED VS. IP TELEPHONY

  Traditional, or circuit-switched, telephone systems are built around architecture that requires a dedicated connection, or physical circuit, in order for a call to be completed. This technology requires the circuit to remain dedicated between calling parties for the entire duration of the call.

  Most data today is transmitted over Internet Protocol (IP) based networks. These networks are more efficient for voice transmission than circuit-switched networks because they do not require a dedicated circuit for the entire path of the call and because voice and data can travel at the same time on the same network. In a network using Internet Protocol, the voice, fax or data communication is divided into packets that are sent over multiple routes to the final destination where they are reassembled back to their original form. The differences between a circuit-switched call and an IP telephony call (sometimes called "packet telephony" or "voice over IP" (VOIP)) are illustrated in the diagram below.

               [CIRCUIT-SWITCHED VS. IP TELEPHONY CALL DIAGRAM]

               MARKET FORCES DRIVING GROWTH OF IP COMMUNICATIONS

Growth of the Internet

  The Internet is a very large global data network that has experienced most of its growth within the last five years. The Internet is largely a separate network from the circuit-switched voice network.

  The volume of data traffic now exceeds the volume of voice calls, and is growing at a faster pace. The physical infrastructure of the Internet backbone has expanded dramatically to accommodate rapid growth in data traffic over the Internet around the world. The build out of the Internet infrastructure--from the core "backbone" transport network to the broadband access network to the premises at the "edge" of the Internet--continues to aggressively meet exploding demand for data and voice transportation.

Deregulation

  Deregulation of communications markets around the globe has been a driving force in the adoption of IP telephony. Regulatory barriers that restricted service providers to a particular geography and regulated rates and service offerings are disappearing. New competitive service providers are entering the market, challenging incumbent monopolies and offering voice services where none existed before. The flexibility and cost-effectiveness of IP telephony networks, compared to circuit switched technology, are particularly important in an increasingly deregulated and competitive market environment. Once competitors enter new markets and deploy IP telephony-based networks, the incumbent service providers frequently upgrade their network to include IP telephony technology so that they can compete with the new entrants.

Technological and quality improvements in IP telephony

  Developments in IP telephony technology have significantly bridged the voice quality gap between the circuit-switched system and IP telephony systems. Today a voice call placed over an IP telephony network can sound virtually indistinguishable from the same call made over the traditional telephone system.

Cost savings opportunities

  Voice over IP offers service providers cost savings and operational efficiencies relative to circuit switched networks:

  Efficiencies of a shared network. The Internet was initially developed as a data network that is separate from and parallel to the circuit-switched voice network. Each network--the Internet and the circuit-switched network--has its own dedicated equipment. Each network has operational support systems built around it (provisioning, installation, etc.) and personnel that manage and maintain those systems.

  The unification, or "convergence," of these two networks by moving voice traffic from the circuit-switched network onto this Internet data network will enable service providers to share traffic, equipment and operational support systems rather than maintaining completely separate networks dedicated to their own applications of voice or data.

  Efficiency of IP transport. When calls are routed over the Internet, the calls are "compressed." Advanced speech compression technology can compress a call to consume as little as 10% of the network capacity that an uncompressed circuit-switched call would take up. Because the call takes up less space, it allows for more efficient use of the bandwidth in the data network.

  Savings on international settlement charges. When phone calls travel between countries over the circuit-switched network, there is usually a per-minute "settlement charge" placed on each call. The originating phone company pays the terminating phone company this settlement charge, which can be in excess of $.20 per minute, depending on the countries exchanging traffic. In most places, Internet traffic is generally excluded from these per minute settlement charges. When phone calls are sent over the Internet, they become Internet data like any other Internet traffic and are, therefore, not subject to these settlement charges. This reduces the cost of transporting a phone call over the Internet and provides a financial incentive for international telecommunications service providers to route their phone traffic over the Internet. The circuit-switched settlement charges are dropping internationally and are expected to decline over time.

Market outlook--size and growth

  Telecommunication industry analysts predict strong industry growth for the IP telephony market. According to Probe Research (1), "growth has been strong . . . we estimate packet telephony traffic so far represents less than one-half of one percent of overall public telephony minutes of use--clearly, there is a mountain of opportunity for participants yet to climb." Probe continues by saying "the local access gateway market, although a small segment still in 2000, will be the largest product segment by 2005." According to International Data Corporation (2), the [IP telephony] gateway market "will continue to experience steady and reasonably robust growth." And according to the Yankee Group (3), "The Yankee Group believes that 2001 will open up tremendous opportunities for the vendors of softswitch products internationally."

  Probe has provided growth estimates for the market, predicting that voice over packet traffic, as measured in minutes, will grow from 2.5 billion minutes in 1999 to 611 billion minutes in 2005. Probe also predicts that revenues to voice over packet technology suppliers, for gateways, signaling servers, and softswitch/call control/call agents will grow from $1.2 billion in 2000 to $24.7 billion in 2005(1).

  (1) "Voice over Packet Networks: Year-End Wrap-Up: Annual Outlook and Review," by Hilary Mine and John Marcus, Probe Research, Year End 2000.

  (2) "Standalone VOIP Gateways: Market Analysis," by Thomas Valovic, International Data Corporation, August 2000.

  (3) "Going Global: A Quick Look at Softswitching Internationally," by Christin Flynn, The Yankee Group, December 2000.

      DEVELOPMENT OF THE MARKET FOR CLARENT'S IP COMMUNICATIONS SOLUTIONS

  Clarent's business has been historically driven by the opportunities for service providers to achieve significant cost savings on international calls by transporting those calls over IP networks based on: 1) realizing the efficiencies of sharing voice and data traffic on a single network; and 2) realizing the savings of not being subject to international settlement charges.

  In 2000, Clarent saw significant growth in the demand for our solutions for domestic long-distance services, including major domestic deployments by China Telecom and China Mobile. We anticipate continued growth in the deployment of Clarent products for domestic long distance phone networks in a number of locations around the world.

  Clarent believes that the next major growth segment in this market will be the deployment of IP telephony-based "local access" solutions and the development of new enhanced communication features for end users.

  Local access solutions allow IP communications to be delivered over the "last mile," or "local loop", to the customer's premises. Clarent's local access solution, scheduled to be formally launched in the spring of 2001, includes small gateways, called "customer premises gateways" or "local access devices," installed on the customer premises to packetize voice calls from traditional phones, and transmit those calls over any local access broadband medium, including wireless, cable, fiber or DSL.

  We believe the flexibility of software-based IP communications platforms, extended to end-user premises through our local access solutions, will allow service providers to offer new revenue-generating features and enhanced services to consumers and business customers. Examples of these services include universal messaging, intelligent call forwarding and call blocking, and mobile e-commerce. Furthermore, Clarent's technology is designed to enable service providers to give users the ability to add, change and delete features and services using an Internet web browser.

  IP telephony global clearinghouses play an important role in accelerating the development of the market for IP telephony traffic traveling through Clarent's products. These clearinghouses are designed to enable service providers to exchange calls between multiple destinations worldwide without having to enter into individual agreements with other service providers in each geographic region. The clearinghouses serve as brokers, or single points of contact, for regionally based telecommunication service providers, introducing them to other regionally-based providers around the world for exchange of IP telephony based phone calling traffic and the associated accounting and settlement services. These clearinghouses are accelerating market development by providing a much larger global phone-calling footprint to these regional service providers.

                  BENEFITS OF CLARENT'S IP TELEPHONY SOLUTION

Total solution

  Clarent offers a suite of IP telephony software and hardware products that allow service providers to offer services to consumers and to small, medium and large business customers. These products are supported by a flexible software architecture and a unified, consistent back-end management system (the Clarent Command Center), providing centralized provisioning, billing, call routing, network management, and a variety of other operational support systems, including network diagnostics and maintenance. Clarent's platform can support small or large networks; local or long distance networks; and limited or extensive feature sets. Clarent provides a consistent and flexible set of solutions to enable the processing of calls and centralized network management functions. Because Clarent's products support both the call processing and operational support functions in a network, system-wide enhancements and new features can be implemented on a flexible and efficient basis.

New revenue streams for service providers

  Our flexible, customized client-server software architecture allows our customers to quickly design and deliver new features and services to their customers. In a deregulated telecommunications marketplace these services can provide sources of revenue to sustain the business models of the "next generation" communications service providers, establishing a new leadership hierarchy in the communications industry and can allow the traditional, monopoly-bred carriers to have a leaner, more marketing oriented and customer-driven organization.

Rapid, low-cost deployment and maintenance

  The Clarent system provides a comprehensive solution that can be rapidly put into use by service providers with a modest initial capital investment. By centralizing management and distributing functionality, the Clarent system allows service providers to perform network administration in an economical manner. In addition, the operation of a single network for voice, fax and data communications allows service providers to operate more efficiently, sharing traffic, equipment and operational support systems rather than keeping completely separate networks dedicated to separate applications of voice or data.

Speed and low cost of implementing new features

  Implementing changes to the traditional telephone system can be costly and difficult. For example, based on estimates from the International Engineering Consortium, we believe the recent integration of such basic services as Caller I.D. and call return services into the traditional telephone system took more than a decade to accomplish and hundreds of millions of dollars to implement in the United States alone. In contrast, Clarent's software-based IP telephony solutions are designed to enable service providers to quickly add and use additional features and services without the need for costly network upgrades.

Distributed architecture

  The Clarent system is comprised of distinct units that can be spread across a network. Compared to a circuit-switched network, a network using a Clarent system may be modified quickly to accommodate new features, support new protocols or handle new end-user devices, such as cable modems and IP telephones, as they become widely-used or available. Clarent's distributed architecture also enhances adaptability to ever changing standards and technologies.

Personalized services and control for end-users

  In this new world, where there is a wider variety of communications service offerings, end-users may expect a different level of responsiveness and flexibility from their communications service providers. The worldwide web has made real-time, round-the-clock delivery of services a new standard. In the world of voice, fax and data communications, we believe end-users will expect the same level of service. Clarent's technology enables service providers to give users the ability to subscribe to voice service and to add, change and delete phone features (such as call waiting or caller I.D.) themselves, using an Internet Web browser.

Network interconnection

  The Clarent system is designed to support the seamless interconnection between networks that use Clarent's products and the traditional telephone system. This includes bridging an enterprise's private IP telephony network with a telecommunications service provider-based IP telephony network and IP telephony global clearinghouses so that the enterprise could take advantage of IP telephony for calls made both within and outside of its business. The Clarent system also provides interconnection to the traditional telecommunications service providers' networks, known as the SS7 or C7 network. These interconnections provide a level of security that enables service providers to exchange large volumes of calls and billing data with each other and with their business customers.

Voice quality

  Calls over a Clarent network generally have sound quality that is indistinguishable from the sound quality of calls over the traditional network. In addition, the Clarent system enables the simultaneous transmission of voice, fax and data traffic. These features are enabled by using standard compression and echo cancellation technologies and our proprietary packet technologies.

                                   STRATEGY

  Our objective is to be the leading provider of comprehensive IP communications solutions to service providers and enterprises worldwide. Key elements of our strategy include the following:

Leverage the intelligence of our software solutions

  We believe that significant value is derived from the architectural design and feature set provided by intelligent software elements in the platform of Clarent's IP telephony solutions. This includes our flagship software product: the Clarent Command Center; our "softswitch" product: the Clarent Call Manager; our network interconnection, billing and settlement product: Clarent Connect; and our interoperability software product: the Clarent Gatekeeper. Because Clarent's software platform supports multiple communications protocols, our software can be used to manage networks containing Clarent Gateways, gateway equipment provided by other companies, such as Cisco, or a combination of Clarent and third-party equipment.

  We believe that our software architecture and products provide us with a marketplace competitive advantage. Our software-based products have been deployed and are actively used in the IP communications networks of over 300 telecommunications service providers around the globe, making Clarent the provider of one of the most widely-deployed softswitch architectures in the industry.

  Our objective is to continue to develop the power and functionality of our software and to increase market penetration by implementing our software to control networks of additional service providers. The proportion of Clarent's revenues attributable to software sales increased to 34% in 2000 as compared to 21% in 1999 and 10% in 1998.

Market our software solutions to manage interoperable networks composed of Clarent and other suppliers' IP communications hardware

  Today, many of Clarent's customers prefer to purchase complete IP communications solutions from Clarent, including both hardware and software elements. As standards for interoperability in the industry mature, we believe that more customers will elect to include hardware from multiple vendors in their networks.

  As the market demand for interoperable products increases and as new suppliers for these products emerge, Clarent's objective is to provide the software platform used by service providers to manage these devices in their networks, as well as to continue to provide a diversified set of hardware delivery vehicles.

Expand our family of hardware solutions as the delivery vehicles for our intelligent software

  To deliver our intelligent software solutions, Clarent has released and continues to develop, a suite of robust hardware products. During 2001, Clarent plans to introduce a number of new hardware products, including gateways that are larger and have greater density for deployment by service providers in the core of their networks, as well as smaller gateways for deployment in residential or small business locations.

  We chose to develop and market certain hardware products, such as the customer premises gateway for Clarent's local access solution, primarily because no similar products are currently available on the market. We expect that other suppliers will offer customer premises devices in the future.

Target key geographic growth markets worldwide

  As the market for IP communications solutions develops, we continue to find that some parts of the world are ready to adopt IP telephony before others. Factors influencing demand for Clarent solutions include 1) the existence and extent of legacy investment in existing communications infrastructure, 2) the build-out of the Internet backbone and broadband access networks, and 3) telecommunications deregulation and existence of an increasingly competitive environment for service providers. We believe that certain international markets represent particularly attractive opportunities for our products. We plan to continue to add sales, marketing, and customer service and support resources in key growth regions in order to be able to respond to opportunities in those markets as they emerge.

Target emerging growth markets for new VoIP applications

  Our growth during the last several years has been largely driven by the demand for IP communications solutions for international long distance deployments. In 2000, our solutions were deployed for domestic (intra-country) long distance applications in several geographic regions, including domestic backbone deployments by China Telecom and China Mobile. With these long distance IP communications networks maturing, we anticipate the next growth phases to occur in the deployment of IP telephony solutions for local access and the development of new enhanced communications features for end users.

  Local access solutions allow for the delivery of IP communications over the "last mile", or "local loop", to the end user customer's premises. Clarent's local access solutions, formally launched in the spring of 2001, include small gateways (called "customer premises gateways" or "local access devices") installed on the customer premises to packetize voice calls made using the customers' traditional phones and transmit those calls over any local access medium, including wireless, cable, fiber, or DSL. At the end of 2000, Clarent's local access solutions were being tested in both lab and commercial deployments by a number of broadband service providers around the world, and we expect sales of our local access solutions to represent an increasing proportion of our revenues in 2001 and beyond.

Grow our base of software applications and development partners

  The flexibility of software-based IP communications platforms allow service providers to offer new, revenue-generating features and enhanced services to end-users, both consumers and business customers. Examples of these services include universal messaging, intelligent call forwarding and call blocking, and mobile e-commerce.

  Clarent plans to develop some of these features ourselves and market them to our service provider customer base. We also plan, through our STAR Partner program, to foster development of these features by third-party software application developers who build the applications to work with Clarent's products. During 2001 we plan to release Application Programming Interfaces
(APIs) designed to facilitate the development of applications to work with our products by third-party software developers.

Promote strategic relationships between our customers

  We will continue to promote the formation of bilateral minutes exchange partnerships and clearinghouse arrangements between our customers. Concert, NTT, Telia, ITXC and a number of other communications service providers have used Clarent's Connect software products to establish international IP telephony partnerships and clearinghouses. We believe the existence of these Clarent-based clearinghouses will, by enabling service providers to terminate calls for their customers virtually anywhere in the world, lead to increased installations of our products in both existing and new customers' networks. We expect other service providers in different geographic regions to continue to establish bilateral relationships with other Clarent customers or join additional clearinghouses.

                  CLARENT'S SOLUTIONS: TECHNOLOGY & PRODUCTS

  The Clarent system incorporates both internally developed and third party technologies. Clarent's architecture is comprised of three separate elements:

  . Intelligent Management: the Clarent Command Center software is designed to enable a service provider to manage its physical network, provision service, intelligently route calls, track its subscriber/customer base and their service elections, and bill customers. The Command Center also has the capability to link to enhanced service applications built by Clarent or by outside application developers.

  . Call Control/Softswitch: software that is designed to enable the set up and teardown of calls and associated call management functions. Clarent's call control software is embedded in some models of Clarent's gateway (hardware) products and is provided separately, through Clarent's Call Manager softswitches, for other gateway models.

  . Transport (hardware): Clarent's gateway products convert voice to packets and to language that the Internet understands and then re-assemble the packets back to language understood by the traditional phone network.

  This architecture integrates all functions performed by the Clarent system in a modular, flexible manner that enables the easy addition or alteration of system components and features.

  In order to implement the Clarent solution in a long distance network, as shown below, a service provider must acquire a connection to a local central office switch owned by a local telephone company and acquire access to the Internet or an Internet Protocol network. This graphic shows that a service provider connects the IP telephony gateway to a central office switch and the Internet, or other IP network, to allow the Clarent solution to work. The implementation for an enterprise is similar, except an enterprise usually connects the gateway to a private branch exchange, commonly known as PBX, instead of a central office switch.

             [CLARENT'S LONG DISTANCE SOLUTION LOGO APPEARS HERE]

  Clarent's local access solution, as shown below, involves a small device located on an end-user's premises that connects on one side to an end-user's telephone and on the other side to a broadband modem, such as a DSL or cable modem, or directly to the Internet through an Ethernet connection.

                 [DIAGRAM OF CLARENT'S LOCAL ACCESS SOLUTION]

Clarent Command Center

  The core of the Clarent solution is the Clarent Command Center, a centralized client/server software package that processes network management and back-office functions, including the routing and pricing of calls, subscriber management, gateway monitoring and billing. In conjunction with third-party relational databases, the Clarent Command Center provides unified, intelligent back-end management functions for service providers, including user administration, billing, dynamic call routing, call detail records and class of service. A single Clarent Command Center can support and control multiple Clarent gateways. The Clarent Command Center communicates with Clarent gateways over the Internet or an Internet Protocol network, and does not require a dedicated connection to each Clarent gateway. The Clarent Command Center supports multi-vendor interoperability and can control third-party gateways from vendors such as Cisco.

  By centralizing all network management and back-office functions, networks using the Clarent system can be configured and modified quickly and easily. Furthermore, the Clarent Command Center is designed to be fully redundant through the use of multiple Clarent Command Centers to enhance network efficiency and reliability.

  Examples of network management and back-office functions performed by the Clarent Command Center include:

  Subscription management: Subscriber data is stored in the database in an easily accessible format. This allows telecommunications service providers to frequently access information about their subscribers; determine who can use the system and what to charge them; and easily modify the information about their subscribers.

  End-user feature control: With the Clarent software architecture, the system can be set up to allow the end-user to add or remove telecommunications features, such as call waiting, additional phone lines, and Caller I.D., through a Web browser.

  The Clarent Command Center requires the installation of a third-party relational database that stores operational support system data for a network of Clarent gateways. The data stored in the database is used by the Clarent Command Center to provide comprehensive back-office functionality. Customers using the Clarent system can develop their own customized Web interfaces, billing systems and advanced management tools. The Clarent system is currently compatible with several third-party databases, including current releases from Oracle Corporation and Microsoft Corporation.

  Examples of the data stored in the relational database include:

  Subscriber data: Information about authorized users or subscribers is stored in the database. This allows for the system to decide who to allow access to the system and how to bill them. It also allows for customized feature sets for end-users. Service providers can easily extract subscriber data from the database so they can understand detailed information about the subscriber's use of the system.

  Billing information: Billing data is collected and stored in the relational database and includes extensive detail on all calls made through the network. Invoice generation and reporting programs can be developed using standard database reporting tools.

  Domain management: Service provider and enterprise customers want to determine what calls can be completed within their networks. The Clarent system provides these customers with the capability to segment a network into domains, or "subnetworks" within a larger network. This means that enterprises can manage part of the IP telephony network themselves, with the service provider offering overall management capability.

Clarent Gateways

  Clarent's gateways are hardware or integrated hardware and software products that convert voice, fax or data communications into packets and transmit the packets over IP networks. At the destination, another Clarent gateway converts these packets back into circuit-switched voice, fax or data. The Clarent gateway is a bridge between the traditional telephone network or a PBX on one side and the IP network on the other side. Typically, a service provider or enterprise will deploy more than the number of gateways sufficient to handle the projected call volume to provide gateways for system redundancy.

  Our family of gateways includes Clarent's Gateway 400 and Gateway 1200, which are integrated hardware and software products designed for deployment by service providers. These gateways have the capacity to handle up to 360 simultaneous voice calls, fax, and data transmissions. Clarent's call control software, or softswitch, is embedded in these gateway products. Clarent's gateway line also includes the ACT Networks' SX-10 (renamed the Clarent Gateway 400LE) and NetPerformer products. We plan to launch the new versions of these products in 2001 on platforms that link these enterprise gateways to Clarent's existing softswitch architecture. In 2001, we also plan to introduce a new, higher density gateway, the Clarent Backbone High-density Gateway (BHG) that is designed to handle up to 1,920 simultaneous voice, fax, or data transmissions.

  In the spring of 2001, we formally launched a new line of low-density customer premises gateways (CPGs) for Clarent's local access solution. These gateways, which have the capacity to handle 2 to 8 simultaneous phone, fax, or data transmissions, are designed to reside on the end-user's premises. The CPGs will be controlled by Clarent's Local Access Call Manager software.

  Clarent gateways provide the following functionality:

  Standard telephony interfaces. Clarent gateways support many standard telephony interfaces and signaling protocols. Available telephony interfaces include both analog and digital. Supported signaling protocols include MFCR1, MFCR2, PRI-ISDN, and SS7/C7, among others.

  Caller interface. Clarent's programmable interactive voice response software provides a voice interface for prepaid calling card applications, captures account codes for specific calls and routes users to specific features or options. This software also processes different call types based on the number dialed (such as toll-free 800 numbers), the automatic number identification of the calling party or characteristics stored as part of a user's record.

  Integrated voice, fax and data. Clarent gateways simultaneously handle voice, fax and data transmissions through universal ports, eliminating the need to dedicate ports to specific types of transmissions.

  Compliance with major telecommunication standards. Clarent gateways incorporate relevant International Telecommunications Union standards, including the H.323, G.723.1, G.729a and G.711 codecs, as well as the proprietary AudioCodes, Ltd. NetCoder codecs, among others. We also utilize
  Q.931 signaling for call setup and control between the gateways, as specified in H.323. Clarent has also developed products to work with the MGCP (Media Gateway Control Protocol) standard and is developing products to work with Session Initiation Protocol (SIP), a newer industry standard.

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


Clarent Call Manager

  The Clarent Call Manager is an open, standards-based softswitch product that works in conjunction with the Clarent Command Center as primary software elements in the Clarent architecture. Clarent's call control software, sold as an integrated element of Clarent's Gateway 400 and 1200 products, manages all aspects of a single call, or session, including call set up, call tear down, and other call control functions.

  In late 2000, we introduced (in limited release) Clarent's Local Access Call Manager as a stand-alone softswitch solution. The Clarent Local Access Call Manager is designed to perform call control for Clarent's local access customer premises gateways. This new product works within Clarent's existing architecture, allowing a local access carrier to interconnect with other service providers using Clarent-based networks worldwide as well as with traditional circuit-switched networks. We recognized our first revenues for sales of our Local Access Call Manager product in the fourth quarter of 2000, and we formally launched the Local Access Call Manager in the spring of 2001.

  During 2001, we plan to introduce Clarent's Backbone High Density Call Manager (BHCM), which will provide call control functionally for the Backbone High-density Gateway that we also plan to introduce in 2001.

Other Clarent Products and Services

  The following table provides a summary of additional Clarent products and services:

  Product or Service          Features

  Clarent clearinghouse       Provide network interconnection; real-time
   products including         account settlement; least-cost routing of calls;
   Clarent Connect            balancing of calls between partners; and
                              connection of service providers and private
                              networks of companies. Also provides harvesting,
                              sorting, grouping and archiving of billing data
                              from individual gateways and networks of
                              gateways.
------------------------------------------------------------------------------
  Clarent SS7/C7 Signaling    Provides seamless connection between a service
   Server                     provider's network and a Clarent gateway.
------------------------------------------------------------------------------
  Clarent Gatekeeper          Allows Clarent gateways to interoperate with
                              other vendors' gateways using industry standard
                              (H.323) protocols.
------------------------------------------------------------------------------
  Clarent Application Server  A centralized system that stores additional applications and allows them to work with
                              Clarent products in a Clarent-based network.
------------------------------------------------------------------------------
  DynaStar                    A protocol mediation platform that allows
                              service providers to consolidate, into a central
                              network management system, management
                              information from diverse equipment and tools
                              (acquired with ACT Networks).
------------------------------------------------------------------------------
  SkyPerformer                Provides interconnection for remote branch
                              offices for small to medium size networks in
                              markets where geography, or the lack of wire
                              line infrastructure, necessitate the use of
                              space-based communications facilities (acquired
                              with ACT Networks).
------------------------------------------------------------------------------
  Clarent Care                Provides software upgrades and worldwide
                              technical support to customers seven days a
                              week, 24 hours a day.
------------------------------------------------------------------------------
  Clarent Education           Provides basic and advanced training courses to
                              users of Clarent products.
------------------------------------------------------------------------------

Products Under Development

  We are currently developing and testing a number of products and expect these products to be released during 2001.

  Clarent Backbone High Density Gateway (BHG): This Clarent gateway is being designed to perform the same functions as the current Clarent gateways, but is expected to allow up to 1,920 simultaneous calls with the capability to bring in phone traffic over a larger pipe (a "T-3"). Clarent's BHG is planned for release in mid-2001.

  Clarent Backbone High-density Call Manager (BHCM): This is being designed to provide softswitching functionality for Clarent's high-density gateways
  (BHG) and is planned for release in mid-2001.

  Clarent NetPerformer: A new version of the NetPerformer (acquired with ACT Networks) is being designed to interoperate with Clarent's softswitch architecture and incorporate standard signaling session initiation protocol
  (SIP) and media (RTP) protocols. This is currently planned for release in the third quarter of 2001.

  Clarent Gatekeeper 2.0: This upgrade to the Clarent Gatekeeper is being designed to allow devices using the SIP communications protocol to communicate with Clarent-based networks and is planned for release in mid-2001.

  Clarent Gateway 400LE (CG400LE): This upgrade to the SX-10 product (acquired with ACT Networks) is being designed to enable the gateway to interoperate with Clarent's softswitch architecture and to support DTMF over IP and fax. The CG400LE is planned for release mid-2001. An additional enhancement to the CG400LE is planned to be available by the end of 2001, which will incorporate standard signaling SIP communication protocols.

                                   CUSTOMERS

  We began commercial shipments of our products in March 1997 and, as of December 31, 2000, had shipped Clarent solutions to over 300 telecommunications service providers in more than 70 countries. We sell our products directly and through distributors to service providers.

  The following list includes the top 10 revenue customers for 2000 (in alphabetical order):

  . Bright Oceans Corporation (HK) Limited (distributor to China Mobile and other China-based telecom service providers)

  . D-Link, Ltd. (distributor to a variety of Asia Pacific telecom service providers)

  . Great Mincom Corp. (distributor to China Telecom and other Asia Pacific telecom service providers)

  .  Impsat S.A. (Latin American telecom service provider)

  .  ITXC (international wholesale IP telephony telecom service provider)

  . Lucent Technologies, Inc. (distributor for Clarent's ACT Networks products)

  . New C&C Co. Ltd. (distributor to SKTelink and other Korean telecom service providers)

  . Triumph Technology, Inc. (distributor to ChungHwa and other Taiwanese telecom service providers)

  . Vic Telehome, S.L. (new generation telecom service provider headquartered in Spain)

  . Vitcom Corporation (international long distance wholesale telecom service provider)

  In 2000, sales to these customers represented approximately 48% of net revenue as compared to 1999 when sales to Clarent's top 10 revenue customers represented approximately 61% of net revenue. One customer, Triumph Technology, Inc. accounted for 10% of net revenue in 2000. In 1999, entities affiliated with AT&T corporation accounted for 15% of net revenue and Technet International accounted for 10% of net revenue.

                                     SALES

  We currently have a global sales organization with sales and support personnel based in Argentina, Australia, Belgium, Brazil, Canada, Colombia, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Peru, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. Our sales force sells our products to service providers and enterprises both directly and through third-party distributors. Direct sales accounted for 54% of net revenue in 2000 and 84% in 1999. We have approximately 30 third-party distributors in 20 countries. Our arrangements with these distributors include provisions for certain discount levels and may also provide entitlement to geographical sales regions.

  Revenue from U.S. customers represented 27% of Clarent's total revenues during 2000, 46% during 1999, and 52% during 1998. During 2000, sales to Taiwanese customers, including several large distributors serving China Mobile, China Telecom, and other service providers in Asia, represented 24% of Clarent's total revenue.

                                   MARKETING

  Our marketing organization develops strategies and implements programs to support the sale of our products. Our current marketing efforts include a number of programs designed to increase industry visibility, including press/analyst tours, advertising, seminars, trade shows and events, speaking engagements and ongoing interaction with analysts and the media as well as targeted direct marketing programs. We have established the STAR Partner marketing program to enhance members' ability to develop applications and complementary technology to work with our products. Additional programs include our annual customer summit, which provides the opportunity for our customers to meet each other and learn more about Clarent solutions. We also undertake co-operative marketing programs with our clearinghouse customers to help them build their customer base.

                         CUSTOMER SERVICE AND SUPPORT

  We believe that customer service and support are critical to maintaining existing customer relationships and developing relationships with new customers.

  Our professional services group performs the following functions:

  .  pre-sales support;

  .  technical support and consulting services;

  .  customer training;

  .  product maintenance.

  In addition to our sales and support offices in The Americas, Australia, Asia and Europe, we have established a support center in the United States that provides support seven days a week, 24 hours a day. We also currently partner with Equant Integration Services, Inc., a supplier of international network support services, to provide global call center and technical support to our customers.

                                  COMPETITION

  Our market is new, rapidly evolving, highly competitive and fragmented, and we expect competition to intensify in the future. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. We believe a critical component to success in this market is the ability to establish and maintain strong customer relationships with a wide variety of service providers around the globe and to facilitate relationships between those service providers increasing the geographic coverage of their services.

  Our current principal competitors include large networking equipment manufacturers, such as Cisco Systems, Inc., large telecommunications equipment manufacturers, such as Lucent Inc. and Nortel Networks Corporation, and IP telephony technology companies, such as Sonus Networks and VocalTec Communications, Ltd. We also expect new competitors to emerge. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources, and more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. Furthermore, we believe some of our competitors may offer aggressive sales terms, including financing alternatives, which we might not be able to match. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable or faster or less expensive or has other advantages over our technology, then the demand for our products and services could decrease.

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

                           RESEARCH AND DEVELOPMENT

  To maintain our technology leadership position, we continue to focus our research and development efforts on improving the functionality and performance of our existing products and developing new products. We obtain extensive product development input from our customers and monitor our customers' needs and changes in the marketplace. We are currently working on key areas, such as ways to improve the transmission of packets as well as the interoperability of our products with those of other vendors. In addition we are developing improvements to network management and enhanced end-user features.

  We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. In the past we have made, and intend to continue to make, significant investments in research and development. Our research and development expenditures totaled approximately $29.9 million in 2000, $9.2 million in 1999 and $3.4 million in 1998.

  We perform much of our research and product development activities at our principal offices in Redwood City, California. In addition, through our acquisitions of Peak Software Solutions and ACT Networks in 2000, we have acquired research and development teams based in Calabasas, California; Littleton, Colorado; Montreal, Canada; and Manassas, Virginia.

  If we are unable to develop new products or enhancements to existing products on a timely basis, or if the new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations could be seriously harmed.

                          MANUFACTURING AND ASSEMBLY

  Our manufacturing operations consist of materials planning and procurement, basic assembly, final assembly, product assurance testing, quality control and packaging and shipping. Our manufacturing facilities are ISO 9002 certified. We assemble and test most of our service provider gateways in Redwood City and rely on some local outsourcing of our basic assembly and test procedures. NetPerformer, SX-10 and DynaStar products are final assembled and tested at our facilities in Calabasas, California, with some reliance on outsourcing of procurement, basic assembly and functional testing both in Washington and Virginia. Our local access devices, or CPGs, are assembled and tested by a contract manufacturer in Taiwan. Based on volume, geographic or customer requirements, we intend to outsource additional assembly and test functions.

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

  We test our products during and after the assembly process using both industry standard and internally developed product assurance-testing procedures. Generally we use standard components for our products and try to maintain alternative sources of supply. Some key components are purchased from sole or single source suppliers for which alternative sources are not currently available. We may experience supply problems in the future from any of our suppliers, which could delay our ability to assemble and ship our products and seriously harm our business, financial condition and results of operations.

                       PATENTS AND INTELLECTUAL PROPERTY

  We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We currently have one United States patent issued for our dynamic forward error correction technology and multiple pending applications in the United States, Germany, and Japan.

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

  From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. We have not conducted an exhaustive search of patents issued to other companies or organizations. Because of the number of patents issued and patent applications filed relating to the transmission of voice over packet-switched networks, we believe there is a risk that current and potential customers and other third parties have filed, or in the future will file applications for, or have received or in the future will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. If these third-party patents or other proprietary rights have been or are issued, or are otherwise asserted by third parties, the holders of these patents or other proprietary rights may bring infringement claims against us. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights and the rights of competitors. Any of these claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. Alternatively, others may claim that we infringe their intellectual property rights, and we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. In addition, an adverse ruling could result in a negative impact on our operations, including treble damages or the issuance of an injunction against us requiring that we cease development and withdraw some products from the marketplace.

                                   EMPLOYEES

  As of December 31, 2000, we had a total of approximately 850 employees, of which approximately 255 were in research and development, 400 were in sales, marketing and customer support and 195 were in finance, administration and operations. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. Competition for these personnel is intense, especially in the San Francisco Bay Area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining the personnel in the future. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

ITEM 2. PROPERTIES

  Our principal offices are located in Redwood City, California. We occupy approximately 186,100 square feet in Redwood City, California and approximately 59,000 square feet in Calabasas, California. The Calabasas lease expires mid 2006. The leases for the Redwood City facilities for 45,700, 47,100 42,300 and 51,000 square feet expire in 2003, 2004, 2007 and 2011, respectively. In addition to our California based research and development and manufacturing facilities, we also lease 45,000 square feet in Littleton, Colorado, 15,000 square feet in Montreal, Canada and 14,000 square feet in Manassas, Virginia. Clarent leases sales and support offices both domestically in New Jersey and Illinois and internationally in Argentina, Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We also have three sales and support offices in the People's Republic of China located in Beijing, Shanghai and Guangzhou. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

  We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

                            MARKET FOR COMMON STOCK

  Our common stock is traded on the Nasdaq National Market under the symbol "CLRN." Public trading of our common stock commenced on July 1, 1999. Prior to that date there was no public market for our common stock. The following table lists the high and low sale prices of our common stock for each quarter, as reported by the Nasdaq National Market.

Quarter Ended                                                     High    Low
-------------                                                    ------- ------
2001
March 31 (through March 27, 2001)............................... $ 18.81 $ 6.75

2000
December 31..................................................... $ 41.00 $10.00
September 30.................................................... $ 97.63 $30.00
June 30......................................................... $ 98.94 $29.50
March 31........................................................ $178.75 $67.00

1999
December 31..................................................... $110.25 $49.50
September 30.................................................... $ 54.00 $19.88

  On March 27, 2001, the last reported sale price of the common stock on the Nasdaq National Market was $11.92 per share. As of February 28, 2001, there were approximately 290 stockholders of record of Clarent's common stock.

                                   DIVIDENDS

  We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                    Period from
                                                                    July 2, 1996
                                                                    (inception)
                                                                         to
                                   Year ended December 31,          December 31,
                              ------------------------------------  ------------
                                2000      1999     1998     1997        1996
                              --------  --------  -------  -------  ------------
                                 (in thousands, except per share amounts)
Statement of operations
 data:
Net revenue.................  $151,581  $ 47,823  $14,647  $ 3,359     $ --
Cost of revenue.............    59,847    20,305    6,653    1,189       --
                              --------  --------  -------  -------     -----
Gross profit................    91,734    27,518    7,994    2,170       --
Operating expenses:
  Research and development..    29,894     9,172    3,356    1,044       136
  Sales and marketing.......    59,301    25,111    7,099    2,046       --
  General and
   administrative...........    18,076     6,877    2,484      639       140
  Amortization of
   compensation.............     6,201    19,371      879      --        --
  Amortization of goodwill
   and other intangibles....    15,654       150      --       --        --
  In-process research and
   development..............    32,882       --       --       --        --
  Settlement expense........       --        --       --       570       --
                              --------  --------  -------  -------     -----
    Total operating
     expenses...............   162,008    60,681   13,818    4,299       276
                              --------  --------  -------  -------     -----
Loss from operations........   (70,274)  (33,163)  (5,824)  (2,129)     (276)
Other income, net...........    17,097     2,512       32       70       --
                              --------  --------  -------  -------     -----
Loss before income taxes....   (53,177)  (30,651)  (5,792)  (2,059)     (276)
Provision for income taxes..      (924)     (132)     (40)     --        --
                              --------  --------  -------  -------     -----
Net loss....................  $(54,101) $(30,783) $(5,832) $(2,059)    $(276)
                              ========  ========  =======  =======     =====
Basic and diluted net loss
 per share..................  $  (1.54) $  (1.87) $ (1.65) $ (2.14)      N/A
                              ========  ========  =======  =======     =====
Shares used to compute basic
 and diluted net loss per
 share......................    35,063    16,457    3,544      962       --
                              ========  ========  =======  =======     =====

                                               December 31,
                              --------------------------------------------------
                                2000      1999     1998     1997        1996
                              --------  --------  -------  -------  ------------
                                              (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.....  $260,614  $281,305  $11,903  $   474     $ 147
Working capital.............   293,383   290,227   11,531      781       146
Total assets................   554,368   335,368   25,177    2,818       244
Total stockholders' equity..   482,164   308,842   13,764    1,334       242

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion in conjunction with Clarent Corporation's Consolidated Financial Statements and related Notes. Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Annual Report, and in other documents we file with the SEC.

Overview

  Clarent Corporation is a leading provider of software-based communications solutions that are designed to take advantage of the flexibility and universal reach of Internet Protocol (IP) communications networks, the most prominent of which is the public network known as the Internet. Our software-based solutions, in conjunction with our hardware, or equipment provided by others, are designed to enable service providers to deliver simultaneous transmission of voice, fax and data over IP networks.

  Our customers include service providers, system integrators, resellers and enterprises. Service provider customers include traditional local, international and wholesale long distance telecommunication companies, as well as "next generation" service providers, including Internet Service Providers
(ISPs), Application Service Providers (ASPs), web-to-phone providers and others employing Internet-based business models.

  Our focus is on expanding our research and development, sales and marketing and customer support activities, thereby reinforcing our strong worldwide position in providing the technology and intelligent product foundation for IP-based communication networks. These activities include developing new products and technologies and enhancing existing products, hiring research and development engineers, hiring sales and marketing personnel, expanding our customer base, developing customer relationships, marketing the Clarent IP telephony solution, expanding our domestic and international distribution channels and hiring customer support personnel.

  We sell our products through both distributors and our direct sales force. We have customer support and or sales personnel based in Argentina, Australia, Belgium, Brazil, Canada, Colombia, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Peru, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and in many locations throughout the United States.

  Net revenue from international sales totaled $110.2 million or approximately 73% of net revenue in 2000, $25.7 million or approximately 54% of net revenue in 1999 and $7.1 million or approximately 48% of net revenue in 1998. We expect that we will continue to derive a majority of our revenue from customers outside of the United States, subjecting our revenue stream to risks from economic uncertainties, currency fluctuations, political instability and uncertain regulatory environments.

  Although our revenue has grown each quarter, we cannot be certain that our revenue will continue to grow or that we will achieve or maintain profitability in the future. We expect to continue to experience growth in absolute dollar expenditures on research and development, sales and marketing and general and administrative expenses as we attempt to expand our business and maintain or improve our market position. We cannot accurately predict the future growth rate, if any, or the ultimate size of our market. In addition, our ability to increase revenue and achieve or maintain profitability depends on a number of factors outside our control, including the extent to which:

  .  our products are able to gain market acceptance;

  . our customers are able to secure the financial resources necessary to build their infrastructures;

  .  our competitors develop competing products; and

  . our distributors and other marketing partners dedicate resources to selling our products.

  Furthermore, we have experienced significant erosion of average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and increases in sales discounts. We anticipate that the average selling prices of our products will decrease in the future in response to the same factors. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our product costs. Our failure to do so will cause our revenue to grow more slowly and our gross margin to decline, which will seriously harm our business, financial condition and results of operations.

  Because of continuing capital expenditures and increasing research and development, sales and marketing and general and administrative expenses, we will need to generate significant revenue growth to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Results of Operations

  The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                                            Year ended
                                                           December 31,
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----   -----   -----
Net revenue:
  Product and software..................................  90.4 %  92.4 %  94.3 %
  Service revenue.......................................   9.6     7.6     5.7
                                                         -----   -----   -----
    Total net revenue................................... 100.0   100.0   100.0
Cost of revenue:
  Product and software..................................  34.0    35.0    40.3
  Service...............................................   5.5     7.5     5.1
                                                         -----   -----   -----
    Total cost of revenue...............................  39.5    42.5    45.4
                                                         -----   -----   -----
Gross margin............................................  60.5    57.5    54.6
Operating expenses:
  Research and development..............................  19.7    19.2    22.9
  Sales and marketing...................................  39.1    52.5    48.4
  General and administrative............................  11.9    14.4    17.0
  Amortization of compensation..........................   4.1    40.5     6.0
  Amortization of goodwill and intangible assets........  10.3     0.2     --
  Purchased in-process research and development.........  21.7     --      --
                                                         -----   -----   -----
    Total operating expenses............................ 106.8   126.8    94.3
                                                         -----   -----   -----
Loss from operations.................................... (46.3)  (69.3)  (39.7)
Other income, net.......................................  11.2     5.3     0.2
                                                         -----   -----   -----
Loss before income taxes................................ (35.1)  (64.0)  (39.5)
Provision for income taxes..............................  (0.6)   (0.3)   (0.3)
                                                         -----   -----   -----
    Net loss............................................ (35.7)% (64.3)% (39.8)%
                                                         =====   =====   =====

Comparison of Years Ended December 31, 2000, 1999 and 1998

 Net Revenue

   Net revenue increased 217% to $151.6 million in 2000 from $47.8 million in 1999 following an increase of 227% from $14.6 million in 1998. The increase in net revenue for 2000 was primarily attributable to an increase in product and software sales of 210% to $137.0 million from $44.2 million in 1999 primarily driven by increased volume in unit sales of Clarent Gateways, Clarent Command Centers and new products acquired during the year including the NetPerformer and DynaStar products. The increase in demand for Clarent's IP based communication solution was from both existing and new customers on a worldwide basis. Service revenue from maintenance and support increased by 301% to $14.6 million in 2000 from $3.6 million in 1999. The increase in maintenance and support revenue primarily resulted from the increase in product sales as well as follow-on contracts with our existing customer base. The increase in 1999 net revenue was largely due to the increase of product and software sales by 220% to $44.2 million in 1999 from $13.8 million in 1998. The increased sales volume was partially offset by the decrease in the average selling prices of our products. One customer, Triumph Technology, Inc. accounted for 10% of net revenue in 2000. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue. Entities affiliated with AT&T Corporation accounted for 36% of net revenue, and Technet International accounted for 12% of net revenue in 1998.

 Cost of Revenue

  Cost of revenue increased 195% to $59.8 million in 2000 from $20.3 million in 1999 following an increase of 203% from $6.7 million in 1998. These increases were primarily attributable to increases in product and software costs of 201% to $51.5 million in 2000 from $16.7 million in 1999 and of 184% from $5.9 million in 1998. Gross margin increased to 61% in 2000 from 58% in 1999 and 55% in 1998. The increase in margin was predominantly attributable to a change in sales mix to include approximately 34% of software sales in 2000 as compared to approximately 21% in 1999 and 10% in 1998.

  The mix of products we sell significantly impacts our gross margin. The sequential increase in sales of our software products both in absolute dollars and as a percentage of revenue has positively impacted our gross margin, but the acquisition of ACT Networks during the third quarter of 2000 and the addition of their hardware revenue to the sales mix, partially offset the effect of increasing software sales. We expect a negative impact on our gross margin from the introduction of new integrated hardware and software products and new versions of existing integrated hardware and software products. Our gross margins also have been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts and we expect this to continue. We expect gross margin to be adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which generally results in a lower gross margin.

 Research and Development Expenses

  Research and development expenses increased 226% to $29.9 million in 2000 from $9.2 million in 1999 following an increase of 173% from $3.4 million in 1998. As a percentage of revenue, research and development expenses increased to 20% in 2000 from 19% in 1999 and decreased as a percentage of net revenue to 19% in 1999 from 23% in 1998. The increases in research and development expenses were primarily attributable to increases in the number of research and development personnel to 253 at the end of 2000 from 63 at the end of 1999 and from 21 at December 31, 1998. The decrease in research and development expenses as a percentage of net revenue in 1999 was a result of the significant increase in revenue. Management expects research and development expenses to continue to increase in absolute dollars and to remain relatively the same as a percentage of revenue based upon increases in the number of research and development personnel from acquisitions during the third quarter of 2000 as well as continued hiring in 2001.

 Sales and Marketing Expenses

  Sales and marketing expenses increased 136% to $59.3 million in 2000 from $25.1 million in 1999 following an increase of 254% from $7.1 million in 1998. The absolute dollar increase in sales and marketing expenses for 2000 as compared to 1999 and for 1999 as compared to 1998 were primarily attributable to increases in personnel and related expenses required to implement our sales and marketing strategy, and to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses, as a percentage of revenue, decreased to 39% for 2000 from 53% in 1999 following an increase from 48% in 1998. The decrease as a percentage of revenue in 2000 is attributable to the significant increase in revenue. The increase as a percentage of revenue in 1999 resulted because the growth rate of sales and marketing expenses in 1999 exceeded the growth rate of net revenue for the period because we were adding sales and marketing personnel and spending on promotional activities in anticipation of increased future sales. We currently expect that sales and marketing expenses will continue to increase in absolute dollars.

 General and Administrative Expenses

  General and administrative expenses increased 163% to $18.1 million in 2000 from $6.9 million in 1999 following an increase of 176% from $2.5 million in 1998. The absolute dollar increases in general and administrative expenses were primarily attributable to increased personnel and related expenses required to build the infrastructure to support a large public company. General and administrative personnel increased to 125 at the end of 2000 as compared to 41 and 22 at the end of 1999 and 1998. General and administrative expenses decreased as a percentage of net revenue to 12% in 2000 from 14% in 1999 and from 17% in 1998 as a result of the significant increase in revenue. We expect general and administrative expenses to decrease as a percentage of net revenue but to continue to grow in absolute dollars.

 Amortization of Compensation

  Amortization of compensation expense for 2000 was $6.2 million as compared to $19.4 million in 1999 and $879,000 for 1998. Amortization of compensation resulted from the granting of stock options and warrants to purchase common stock as well as the assumption of stock options through acquisition at prices below the deemed fair value of our common stock. We expect to amortize deferred compensation using the graded method through 2004, the vesting period of the stock options. Compensation charges related to a warrant provided for consulting services of $12.3 million and $357,000 were recognized in 1999 and 1998, respectively. There was no compensation expense related to warrants in 2000.

  On February 14, 2001, the Company cancelled approximately 2.89 million outstanding options under a cancellation and re-grant program for employees holding common stock options with an exercise price per share in excess of the fair market price of the Company's common stock. Replacement options to purchase common stock of approximately 635,000 shares were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if unexercised on November 15, 2001. The options granted on February 15 will be subject to variable accounting in accordance with the requirements of FIN 44 (Note 1) until they are exercised or they expire. These options could result in significant future charges to the Company.

 Amortization of Goodwill and Purchased Intangible Assets

  Amortization of goodwill and purchased intangible assets for 2000 was $15.7 million as compared to $150,000 in 1999. The goodwill and purchased intangible assets were the result of three purchase business combinations. One was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the PEAK Software Solutions and ACT Networks acquisitions in 2000. We expect to amortize goodwill and intangible assets using the straight-line method over periods ranging from three to five years from the dates of acquisition (See Note 2 to the Consolidated Financial Statements).

 Merger Related Costs

  The merger related costs of $1.4 million in 2000 resulted from our acquisition of ACT Networks. The merger related costs are primarily accruals for the disposal of redundant inventory components replaced by an ACT product and other costs incurred with the integration of the Clarent and ACT information systems.

 Purchased In-Process Research and Development (IPRD)

  The purchased in-process research and development costs, were $31.5 million in 2000 as compared to $0 in 1999 and 1998. These resulted from our acquisition of ACT Networks in the third quarter of 2000.

  The cost of IPRD is based on a fair value allocation of the purchase price we paid to acquire ACT Networks. The fair value allocation to in-process research and development was determined by identifying projects underway at the time of the ACT merger that required additional efforts to establish technological feasibility after consummation of the ACT Networks merger. These projects have identifiable technological risk factors, which indicate that even though successful completion is expected, it is not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.

                      Approach used for valuation of IPRD

  In valuing IPRD, we considered, among other factors, the stage of completion of the development efforts and the estimated net present value of cash flows expected to result from the successful deployment of the new products. The stage of completion was determined by estimating the costs and time incurred to date, relative to the costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the products being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated product life cycles. Estimated future cash flows were discounted to arrive at a net present value and were allocated to IPRD based on the percentage of completion at the date of acquisition. The after-tax risk adjusted discount rate used as an assumption in the valuation of IPRD was 25% and the percentage of completion at the date of acquisition was estimated as 67%.

          Overview of IPRD purchased from ACT Networks in August 2000

  NetPerformer: A new version of the NetPerformer is being designed to interoperate with softswitch architecture and incorporate standard signaling session initiation protocol (SIP) and media (RTP) protocols.

  SX-10: The upgrade to the SX-10 product (Clarent 400LE Gateway) is being designed to enable the gateway to interoperate with Clarent's softswitch architecture and to support DTMF over IP and fax. The CG400LE is planned for release mid-2001. An additional enhancement to the CG400LE is planned to be available by the end of 2001, which will incorporate standard signaling SIP communication protocols.

  DynaStar: New versions of DynaStar, which has traditionally been sold in the North American market, are being designed to enable the product to be available for sale in the global marketplace. Development efforts are also focusing on specific industry interfaces, such as those required by the power industry, for example.

               Status of R&D projects acquired from ACT Networks

  We believe that the projections used in performing valuations with respect to the research and development projects acquired from ACT Networks are still materially valid, however, there can be no assurance that the projected results will be achieved. We expect to continue the development of each project not yet completed and believe that there is a reasonable chance of successful completion. However, if we do not successfully deploy commercially accepted technology or products based on the IPRD, our operating results could be adversely affected in future periods. Additionally, the value of other intangible assets could become impaired. The following list provides the information regarding the status of research and development projects at the date of acquisition (in millions):

                                           Estimated costs
                                             to complete    Expected   Expected
                                             at time of     Costs at   Date of
                                             acquisition   Completion Completion
                                           --------------- ---------- ----------
   NetPerformer...........................      $3.9          $3.9     Q3 2001
   SX-10..................................      $0.8          $0.8     Q4 2001
   DynaStar...............................      $0.8          $0.8     Q2 2001

 Other Income

  Other income, net was $17.1 million in 2000 as compared to $2.5 million in 1999 and $32,000 in 1998. The other income was attributable to interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings during 1999 plus cash of companies acquired in 2000. Interest income in 1998 was related to cash received from bridge financing obtained during that year. A charge for estimated impairment of equity investments in private companies of $1 million was recognized in the fourth quarter of 2000 as an offset to other income.

 Income Taxes

  The provision for income taxes of approximately $924,000 for 2000, $132,000 for 1999 and $40,000 for 1998 consists of current foreign income taxes provided on the profits attributable to certain foreign operations and US alternative minimum taxes. As of December 31, 2000, we had approximately $115 million of federal and $16 million of state net operating loss carryforwards to offset future taxable income. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $1 million, respectively, at December 31, 2000. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally the result of differences in the tax treatment of deferred compensation, accounts receivable reserves, other non-deductible accruals and reserves and deferred revenue.

  We cannot assure you that we will realize the benefit of the net operating loss carryforwards and have therefore set up a valuation allowance against a portion of these deferred tax assets. The federal and state net operating loss carryforwards will expire at various dates beginning in fiscal year 2004 through 2020, if we do not use them. Due to the "change of ownership" provisions of the Internal Revenue Code, the availability of a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods.

Liquidity and Capital Resources

  From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. In July 1999 we completed an initial public offering of our common stock, and in November 1999 we completed a secondary public offering, which together, resulted in aggregate net proceeds of approximately $303 million.

  Net cash used in operating activities was $22.8 million in 2000, $15.9 million in 1999, and $5.8 million in 1998. The net cash used in operating activities in 2000 was principally the result of the net loss of $54.1 million, the increase in trade accounts receivable of $31 million, an increase in prepaid and other assets of $11.2 million and an increase in inventories of $4.6 million partially offset by adjustments for depreciation and amortization of $32.7 million, tax benefit from employee stock options of $2.0 million, a charge for purchased in-process research and development of $31.5 million, increases in accounts payable and accrued liabilities of $9 million and in deferred revenue of $3.4 million. Amortization expense has increased significantly as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. The increase in accounts receivable is the result of increased sales both through growth and acquisition and the result of the timing of sales in the quarter. During the year ended December 31, 2000, we increased our allowance for doubtful accounts by $5.3 million to address potential exposures related to the slowdown in the market. We have also decreased dependency on key customers with only one customer individually contributing 10% of net revenue in 2000. The increase in deferred revenue for 2000 is a result of increased service revenue deferred for support and maintenance contracts as a result of the overall increase in sales.

  Net cash used in operating activities for 1999 was attributable primarily to a net loss of $30.8 million and increases in trade accounts receivable of $15.9 million, inventory of $4.8 million and prepaid and other assets of $2.7 million partially offset by depreciation and amortization of $22.3 million, increases in accounts payable and accrued liabilities of $10.2 million and increases in deferred revenue of $5.7 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The increase in accounts receivable for 1999 is primarily the result of a significant portion of our increased sales occurring during the last quarter of the year. Deferred revenue increased due to sales that had contingencies, which were not satisfied at December 31, 1999 as well as increased sales of maintenance and support contracts.

  For 1998, cash used in operating activities was attributable primarily to a net loss of approximately $5.8 million, and increases in trade accounts receivable of $6.2 million and inventory of $2.7 million offset in part by depreciation of approximately $516,000, amortization of compensation of $879,000 and increases in accounts payable and accrued liabilities of approximately $3.4 million and an increase in deferred revenue of approximately $4.3 million. The increase in accounts receivable was primarily the result of higher sales levels during the fourth quarter. During the year ended December 31, 1998, we increased our allowance for doubtful accounts by $769,000 to address potential exposures related to an increase in international sales and changes in the composition of our customer base to include more international and new entrant customers. Revenue was recognized on sales to these customers, as collectibility was probable. The increase in deferred revenue as a result of not meeting the fixed and determinable criteria was $1.4 million in 1998.

  Net cash used in investing activities was $38.2 million in 2000, $58.5 million in 1999 and $2.2 million in 1998. For 2000, a net $27.3 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. Included in the net cash used in investing activities during 2000 was a net $14 million invested in long term investments represented by interests in various privately held companies and a venture capital management fund. For 1999, $45.6 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. We acquired net cash of $33.3 million from business combinations in 2000 and $325,000 in 1999. The remaining cash used in investing activities for each year was for purchases of property and equipment totaling $30.2 million in 2000, $13.2 million in 1999 and $2.2 million in 1998.

  Net cash provided by financing activities was $8.1 million in 2000, $301.2 million in 1999 and $19.5 million in 1998. During 2000, cash provided by financing activities was primarily from the issuance of common stock upon the exercise of employee stock options and purchases under the employee stock purchase plan. For the year ended December 31, 1999, cash provided by financing activities was attributable primarily to net proceeds from the issuance of common stock principally through our initial and secondary public offerings. In 1998 cash provided by financing activities was attributable to $14.8 million in proceeds from the issuance of preferred stock, $2.5 million of short-term borrowings and $2.6 million of funds received from the issuance of bridge notes convertible into Series C preferred stock offset by $550,000 in repayment of those bridge notes.

  As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may establish additional operations as we continue to expand globally.

  We believe that our current cash, cash equivalents and short-term investments balance of $260.6 million will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our current cash, cash equivalents and short-term investments balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain borrowings through a line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("FAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 2000 and did not have an impact on our results of operations or financial condition when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"). FAS 138 addresses certain issues related to the implementation of FAS 133 but does not change the basic model of FAS 133 or further delay the implementation of FAS 133.

  In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We adopted the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB
101. We adopted SAB 101 in the fourth quarter of 2000. SAB 101 did not have a material impact on our consolidated financial statements.

  In March 2000, the Financial Accounting Standards Board issued Interpretation NO. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25" ("FIN 44"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000. The effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on our consolidated financial statements.

             RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

  Factors that have affected our results of operations in the past and are likely to affect our results of operations in the future, include the following:

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

  As of December 31, 2000, we had an accumulated deficit of $93.1 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. We expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

  We have experienced operating losses in each year since inception. The following table shows our operating losses for the periods indicated:

     Year ended December 31,                                     Operating Loss
     -----------------------                                     --------------
                                                                 (in thousands)
     2000.......................................................    $(70,274)
     1999.......................................................     (33,163)
     1998.......................................................      (5,824)
     1997.......................................................      (2,129)

Our operating results are volatile, and an unanticipated decline in revenue may disproportionately affect our net income or loss in a quarter.

  Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. As a result, our future operating results are difficult to predict. Further, we incur expenses in significant part on our expectations of our future revenue. As a result of this and as a result of integration of acquired operations, we expect our expense levels to increase in the short term. Therefore, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income or loss in that quarter.

  Any of the above factors could harm our business, financial condition and results of operations. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of our future performance.

If we do not reduce costs, introduce new products or increase sales volume, our gross margin may decline.

  We have experienced significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. We anticipate that the average selling prices of our products will decrease and fluctuate in the future in response to the same factors. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. To date, the erosion in the average selling prices has not had a material effect on our business. However, we cannot be certain that the erosion in the average selling prices will not affect our business in the future. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

Our markets are highly competitive, and we cannot assure you that we will be able to compete effectively.

  We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Sonus Networks and VocalTec Communications Ltd. Many of our large competitors have significantly larger market shares (as measured by ports shipped) and stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. We also expect that other companies may enter our market with better products and technologies.

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

  While our products currently connect to the traditional system using standard interfaces, an increasing number of our customers have requested that our products interoperate with competing IP telephony products from other vendors. The interoperability standards for IP telephony equipment are evolving. We have developed only initial interoperable solutions, but if we are unable to provide or maintain our customers' interoperable solutions with other vendors' products, they may seek vendors who provide greater product interoperability. This could seriously harm our business, financial condition and results of operations.

If we lose key personnel, we may not be able to operate our business successfully.

  Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. We will need to expand our sales operations and marketing operations in order to increase market awareness of our products and generate increased revenue. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the design and installation of IP telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We will need to continue to increase the number of service and support staff to support new customers and the expanding needs of existing customers. Competition for personnel is intense, especially in the San Francisco Bay Area where we maintain our headquarters. We cannot be certain that we will successfully attract and retain additional qualified personnel. In addition, our key person life insurance policy, covering some of our key employees, may be insufficient to cover the costs associated with the loss of one of these employees.

Our failure to integrate successfully our acquired companies could prevent us from operating efficiently.

  We have been involved in, and may in the future be involved in, a number of acquisition transactions. These transactions have been motivated by many factors, including our desire to acquire skilled personnel, our desire to obtain new technologies and our desire to expand and enhance our product and services lines. Growth through acquisition has several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into a single unit, the substantial management time devoted to integrating the companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to product transition (such as distribution, engineering and customer support). Realization of any of these risks in connection with our acquisitions could have a material adverse effect on our business, operating results, and financial condition.

Our failure to manage our rapid growth effectively could negatively affect our results of operations.

  Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From December 31, 1999 to December 31, 2000, the total number of our employees increased from approximately 285 to 850, in part, as the result of acquisitions. We expect our anticipated growth and expansion to continue to place strain on our management and operational and financial resources. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations.

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

  We have historically derived the majority of our revenue from a small number of customers. In 2000, Triumph Technologies was the only customer that accounted for 10% or more of our net revenues. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue. Entities affiliated with AT&T Corporation accounted for 36% of net revenue, and Technet International accounted for 12% of net revenue in 1998. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

  We believe that our future success is dependent upon our ability to expand our direct sales force and establish and manage successful relationships with a variety of international distribution partners. To date, we have entered into agreements with more than 30 distribution partners that accounted for approximately 46% of revenue in 2000 and 16% of revenue in 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. To generate greater revenue from distributors, we must successfully manage our distributor relationships, which we cannot guarantee that we will be able to do in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

  International sales represented approximately 73% of total revenue in 2000 and 54% of total revenue in 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations.

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

  We currently have employees based in Argentina, Australia, Belgium, Brazil, Canada, Colombia, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, Peru, the People's Republic of China, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

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

Before we receive orders, our customers typically test and evaluate our products for a period of many months.

  We cannot be certain that the sales cycle for our products will not lengthen in the future. In addition, the emerging and evolving nature of the IP telephony market may cause prospective customers to delay purchase decisions as they evaluate new technologies and develop and implement new systems. As the average order size for our products grows, the process for approving purchases is likely to become more complex, leading to potential delays in receipt of these orders. As a result, our long and unpredictable sales cycle contributes to the uncertainty of our future operating results.

Delays in customer orders could have a negative impact on our results of operations for any given quarter.

  We have historically received a significant portion of our product orders near the end of a quarter. Accordingly, a delay in an anticipated receipt or delivery of a given order past the end of a particular quarter may negatively impact our results of operations for that quarter. These delays may become more likely given that we expect that the average size of our customer orders may increase. As a result, a delay in the recognition of revenue, even from just one customer, may have a significant negative impact on our results of operations for a given period. Additionally, the volatility in capital markets and in the U.S. economy may cause some customers to postpone or terminate significant capital expenditures, such as expenditures on our products. Any delay in sales of our products could result in a significant decrease in cash flow, which, in turn, could severely affect our ability to make payments as they come due and could cause our operating results to vary significantly from quarter to quarter.

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

  We assemble and test our products at our facilities in Redwood City and Calabasas, California and in Manassas, Virginia. Based on volume or customer requirements, we may begin outsourcing some of our assembly and test functions. This outsourcing strategy involves risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was unable or unwilling to continue to manufacture and/or test our products in the required volumes, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

Our facilities are vulnerable to damage from earthquakes and other natural disasters.

  Some of our assembly facilities are located on or near known earthquake fault zones and all are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster occurs while we still assemble our products in-house, our ability to assemble, test and ship our products would be seriously, if not completely, impaired, which would seriously harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

Our operations may be adversely affected by the California energy crisis

  We have various facilities located in California, including our principal facilities in Redwood City. Some of our suppliers are also located in California. The energy crisis that has resulted in disruptions in power supply and increases in utility costs could disrupt the operations of Clarent and its suppliers. We, or our suppliers, may experience additional power disruptions, power rationing and significantly higher costs of energy in California and be unable to continue operations. Any such interruption in operations could harm our ability to service and retain existing customers and may inhibit our ability to obtain new customers, and could result in lost revenue, any of which could adversely affect our financial condition.

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

  We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. If we fail to protect our intellectual property rights adequately, it would be easier for our competitors to sell competing products.

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

  We may need to raise additional funds and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition and results of operations. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Our stock price is highly volatile.

  The trading price of our common stock has fluctuated significantly since our initial public offering in July 1999. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, announcements of strategic partnerships or new customers by us or our competitors, changes in financial estimates by securities analysts and other events or factors. Also, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, as evidenced by a fluctuation in our per share price on the Nasdaq National Market from a low of $10.00 to a high of $178.75 during the year ended December 31, 2000.

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

  In addition, in February 2001, we adopted a shareholder rights plan which may also discourage, delay or prevent a merger that a stockholder may consider favorable. We are also subject to certain provisions of Delaware law that could delay, deter or prevent us from entering into an acquisition, including
Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

  Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through December 31, 2000 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

  We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $ 222.5 million at December 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

  We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of $14.5 million, net at December 31, 2000. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $1 million in impairment losses during 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CLARENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors............................  40

Consolidated Balance Sheets..................................................  41

Consolidated Statements of Operations........................................  42

Consolidated Statements of Stockholders' Equity..............................  43

Consolidated Statements of Cash Flows........................................  47

Notes to Consolidated Financial Statements...................................  49

Financial Statement Schedule:

For the three years ended December 31, 2000

  Schedule II--Valuation and Qualifying Accounts.............................  68

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Clarent Corporation

  We have audited the accompanying consolidated balance sheets of Clarent Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarent Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 18, 2001,
except as to Note 15, as to which the date is February 15, 2001.

                              CLARENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par values)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $185,627  $238,724
  Short-term investments...................................   74,987    42,581
  Accounts receivable, net of allowance for doubtful
   accounts of $7,645 at 2000 and $2,314 at 1999...........   61,610    24,218
  Inventories..............................................   17,487     8,404
  Prepaid expenses and other current assets................   11,342     2,826
                                                            --------  --------
    Total current assets...................................  351,053   316,753
Investments................................................   14,479     2,988
Property and equipment, net................................   36,630    12,696
Goodwill, net..............................................   93,644     2,558
Purchased intangible assets, net...........................   38,057       --
Deferred tax assets........................................   15,988       --
Other assets...............................................    4,517       373
                                                            --------  --------
                                                            $554,368  $335,368
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 14,337  $  8,552
  Compensation related accruals............................    7,948     2,991
  Deferred revenue.........................................   13,947    10,117
  Merger related restructuring accrual.....................    8,656       --
  Other accrued liabilities................................   12,782     4,866
                                                            --------  --------
    Total current liabilities..............................   57,670    26,526
Commitments and contingencies
Deferred tax liabilities...................................   14,534       --
Stockholders' equity:
  Preferred Stock, $0.001 par value: 5,000 shares
   authorized; none issued and outstanding.................      --        --
  Common stock, $0.001 par value: 200,000 and 50,000 shares
   authorized; 39,350 and 30,986 issued and outstanding at
   2000 and 1999, respectively.............................  585,281   353,894
  Deferred compensation....................................   (9,740)   (5,990)
  Accumulated other comprehensive loss.....................     (326)     (112)
  Accumulated deficit......................................  (93,051)  (38,950)
                                                            --------  --------
    Total stockholders' equity.............................  482,164   308,842
                                                            --------  --------
                                                            $554,368  $335,368
                                                            ========  ========

                            See accompanying notes.

                              CLARENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Net revenue:
  Product and software............................ $136,987  $ 44,182  $13,810
  Service.........................................   14,594     3,641      837
                                                   --------  --------  -------
    Total net revenue.............................  151,581    47,823   14,647
Cost of revenue:
  Product and software............................   51,480    16,746    5,902
  Service.........................................    8,367     3,559      751
                                                   --------  --------  -------
    Total cost of revenue.........................   59,847    20,305    6,653
                                                   --------  --------  -------
  Gross profit....................................   91,734    27,518    7,994
Operating expenses:
  Research and development........................   29,894     9,172    3,356
  Sales and marketing.............................   59,301    25,111    7,099
  General and administrative......................   18,076     6,877    2,484
  Amortization of compensation....................    6,201    19,371      879
  Amortization of goodwill and purchased
   intangible assets..............................   15,654       150      --
  Merger Related Costs............................    1,386       --       --
  Purchased in-process research and development...   31,496       --       --
                                                   --------  --------  -------
    Total operating expenses......................  162,008    60,681   13,818
                                                   --------  --------  -------
Loss from operations..............................  (70,274)  (33,163)  (5,824)
Other income:
  Interest and other income.......................   17,103     2,812      204
  Interest expense................................      (6)      (300)    (172)
                                                   --------  --------  -------
    Total other income............................   17,097     2,512       32
                                                   --------  --------  -------
Loss before income taxes..........................  (53,177)  (30,651)  (5,792)
Provision for income taxes........................     (924)     (132)     (40)
                                                   --------  --------  -------
Net loss.......................................... $(54,101) $(30,783) $(5,832)
                                                   ========  ========  =======
Basic and diluted net loss per share.............. $  (1.54) $  (1.87) $ (1.65)
                                                   ========  ========  =======
Shares used to compute basic and diluted net loss
 per share........................................   35,063    16,457    3,544
                                                   ========  ========  =======


                            See accompanying notes.

                              CLARENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                   Convertible
                    Preferred                                    Notes                    Accumulated
                      Stock      Common Stock                  Receivable                    Other                    Total
                  -------------- --------------    Deferred       from     Comprehensive Comprehensive Accumulated Stockholders
                  Shares Amount  Shares  Amount  Compensation Stockholders     Loss          Loss        Deficit      Equity
                  ------ ------- ------  ------  ------------ ------------ ------------- ------------- ----------- ------------
Balances as of
 December 31,
 1997...........  4,220  $ 3,685 5,401   $  27      $  --         $(9)         $--           $(34)       $(2,335)    $ 1,334
Issuance of
 Series C
 Convertible
 preferred
 stock, net of
 issuance costs
 of $159........  2,279   14,834   --      --          --          --           --             --            --       14,834
Issuance of
 Series C
 preferred stock
 for settlement
 expense........     45      300   --      --          --          --           --             --            --          300
Conversion of
 Series C Bridge
 notes and
 related accrued
 interest of $56
 to Series C
 preferred
 stock, net of
 issuance costs
 of $129........    320    1,977   --      --          --          --           --             --            --        1,977
Issuance of
 warrants in
 conjunction
 with Series C
 bridge
 financing......    --       228   --      --          --          --           --             --            --          228
Exercise of
 common stock
 options........    --       --  1,065      36         --          --           --             --            --           36
Exercise of
 common stock
 warrants.......    --       --    768      38         --          --           --             --            --           38
Repurchase of
 common stock...    --       --   (105)     (5)        --          --           --             --            --           (5)
Forgiveness of
 stockholder
 notes
 receivable.....    --       --    --      --          --           9           --             --            --            9
Deferred
 compensation
 related to
 grant of stock
 options........    --       --    --    2,293      (2,293)        --           --             --            --          --

                            See accompanying notes.

                              CLARENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)

                    Convertible                                     Notes                    Accumulated
                  Preferred Stock     Common Stock                Receivable                    Other                    Total
                  -----------------  --------------   Deferred       from     Comprehensive Comprehensive Accumulated Stockholders
                  Shares    Amount   Shares Amount  Compensation Stockholders     Loss          Loss        Deficit      Equity
                  -------  --------  ------ ------- ------------ ------------ ------------- ------------- ----------- ------------
Compensation
 related to
 issuance of
 warrants for
 services.......      --   $    --      --  $   357   $    --        $ --        $   --         $ --        $   --      $   357
Amortization of
 deferred
 compensation...      --        --      --      --         522         --            --           --            --          522
Comprehensive
 loss:
Net loss........      --        --      --      --         --          --         (5,832)         --         (5,832)     (5,832)
Foreign currency
 translation
 adjustment.....      --        --      --      --         --          --            (34)        (34)           --          (34)
                                                                                 -------
Comprehensive
 loss...........      --        --      --      --         --          --         (5,866)         --            --          --
                  -------  --------  ------ -------   --------       ----        =======        ----        -------     -------
Balances as of
 December 31,
 1998...........    6,864    21,024   7,129   2,746     (1,771)        --                        (68)        (8,167)     13,764
Compensation
 related to
 issuance of
 warrants for
 services.......      --        --      --   12,272        --          --            --           --            --       12,272
Exercise of
 common stock
 warrants.......      --        --      992      50        --          --            --           --            --           50
Exercise of
 Series C
 preferred stock
 warrants.......       59       332     --      --         --          --            --           --            --          332
Conversion of
 preferred stock
 into common
 stock..........   (6,923)  (21,356) 13,847  21,356        --          --            --           --            --          --
Deferred
 compensation
 related to
 grant of stock
 options........      --        --      --   11,318    (11,318)        --            --           --            --          --

                            See accompanying notes.

                              CLARENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                     Convertible
                      Preferred                                   Notes                    Accumulated
                        Stock      Common Stock                 Receivable                    Other                    Total
                    ------------- ---------------   Deferred       from     Comprehensive Comprehensive Accumulated Stockholders
                    Shares Amount Shares  Amount  Compensation Stockholders     Loss          Loss        Deficit      Equity
                    ------ ------ ------ -------- ------------ ------------ ------------- ------------- ----------- ------------
Issuance of common
 stock in initial
 and secondary
 public offerings,
 net of issuance
 costs of $18,515.    --   $ --    7,566 $302,563   $   --         $--        $    --         $--        $    --      $302,563
Issuance of common
 stock for
 exercise of
 options and
 employee stock
 purchase plan....    --     --    1,409      789       --                         --          --             --           789
Common stock
 issued in
 connection with
 acquisition......    --     --       43    2,800       --          --             --          --             --         2,800
Amortization of
 Deferred
 compensation.....    --     --      --       --      7,099         --             --          --             --         7,099
Comprehensive
 loss:
  Net loss........    --     --      --       --        --          --         (30,783)        --         (30,783)     (30,783)
  Foreign currency
   Translation
   adjustment.....    --     --      --       --        --          --             (29)        (29)           --           (29)
Unrealized loss on
 securities.......    --     --      --       --        --          --             (15)        (15)           --           (15)
                                                                              --------
Comprehensive
 loss.............    --     --      --       --        --          --        $(30,827)        --             --           --
                     ----  -----  ------ --------   -------        ---        ========        ----       --------     --------
Balances as of
 December 31,
 1999.............    --     --   30,986  353,894    (5,990)        --                        (112)       (38,950)     308,842
Common stock for
 options and
 employee stock
 purchase plan....    --     --    3,388    8,113       --          --             --          --             --         8,113
Common stock for
 acquisitions.....    --     --    4,974  221,321       --          --             --          --             --       221,321

                            See accompanying notes.

                              CLARENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                   Convertible
                    Preferred                                   Notes                    Accumulated
                      Stock      Common Stock                 Receivable                    Other                    Total
                  ------------- ---------------   Deferred       from     Comprehensive Comprehensive Accumulated Stockholders
                  Shares Amount Shares  Amount  Compensation Stockholders     Loss          Loss        Deficit      Equity
                  ------ ------ ------ -------- ------------ ------------ ------------- ------------- ----------- ------------
Deferred
 compensation
 for grant of
 stock options
 in acquisition.    --    $ --     --  $    --    $(9,952)        $--       $    --         $ --       $    --      $ (9,952)
Exercise of
 common stock
 warrants.......    --      --       2      --        --           --            --           --            --           --
Amortization of
 deferred
 compensation...    --      --     --       --      6,202          --            --           --            --         6,202
Tax benefit from
 employee stock
 options and
 other..........    --      --     --     1,953       --           --            --           --            --         1,953
Comprehensive
 income:
Net loss........    --      --     --       --        --           --        (54,101)         --        (54,101)     (54,101)
Foreign currency
 translation
 adjustment.....    --      --     --       --        --           --           (260)        (260)          --          (260)
Unrealized gain
 on securities..    --      --     --       --        --           --             46           46           --            46
                                                                            --------
Comprehensive
 loss...........    --      --     --       --        --           --       $(54,315)         --            --           --
                   ---    ----  ------ --------   -------        ----       ========        -----      --------     --------
Balances as of
 December 31,
 2000...........    --    $ --  39,350 $585,281   $(9,740)       $ --                       $(326)     $(93,051)    $482,164
                   ===    ====  ====== ========   =======        ====                       =====      ========     ========

                            See accompanying notes.

                              CLARENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
Cash flows from operating activities:
  Net loss....................................... $ (54,101) $(30,783) $(5,832)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................    32,725    22,330    1,395
    Deferred income taxes........................    (1,454)      --       --
    In-process research and development..........    31,496       --       --
    Tax benefits from employee stock options
     plans.......................................     1,953       --       --
    Impairment of investments....................     1,000       --       --
    Interest expense from warrant issued in
     conjunction with Series C bridge notes......       --        --        99
    Preferred stock issued for interest payable..       --        --        56
    Forgiveness of stockholder notes receivable..       --        --         9
    Changes in operating assets and liabilities,
     net of effect of acquired businesses:
      Accounts receivable........................   (31,024)  (15,860)  (6,166)
      Inventories................................    (4,588)   (4,759)  (2,731)
      Prepaid expenses and other current assets..    (7,326)   (2,348)    (353)
      Other assets...............................    (3,892)     (361)      10
      Accounts payable and accrued liabilities...     8,981    10,154    3,440
      Deferred revenue...........................     3,424     5,703    4,259
                                                  ---------  --------  -------
      Net cash used in operating activities......   (22,806)  (15,924)  (5,814)
                                                  ---------  --------  -------
Cash flows from investing activities:
  Purchases of short-term investments...........   (221,919)  (45,759)     --
  Purchases of long-term investments.............   (16,719)   (3,000)     --
  Sale and maturity of short-term investments....   191,601     3,175      --
  Sale and maturity of long-term investments.....     5,728       --       --
  Purchases of property and equipment............   (30,158)  (13,228)  (2,207)
  Acquisition of businesses, net of cash
   acquired......................................    33,316       325      --
                                                  ---------  --------  -------
      Net cash used in investing activities......   (38,151)  (58,487)  (2,207)
                                                  ---------  --------  -------
Cash flows from financing activities:
  Proceeds from (payment of) line of credit......       --     (2,500)   2,500
  Proceeds from Series C bridge notes............       --        --     2,600
  Principal payment on Series C bridge notes.....       --        --      (550)
  Net proceeds from issuance of common stock.....     8,113   303,402       69
  Net proceeds from issuance of preferred stock..       --        332   14,834
                                                  ---------  --------  -------
      Net cash provided by financing activities..     8,113   301,234   19,453
                                                  ---------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents.....................................      (253)       (2)      (3)
                                                  ---------  --------  -------
Net increase (decrease) in cash and cash
 equivalents.....................................   (53,097)  226,821   11,429
Cash and cash equivalents, beginning of year.....   238,724    11,903      474
                                                  ---------  --------  -------
Cash and cash equivalents, end of year........... $ 185,627  $238,724  $11,903
                                                  =========  ========  =======

                            See accompanying notes.

                              CLARENT CORPORATION

                                 (in thousands)

                                                         Year ended December 31,
                                                         -----------------------
                                                           2000    1999    1998
                                                         -------- ------- ------
Supplemental disclosure of cash flow information:
Cash paid for interest.................................  $      6 $   300 $   28
                                                         ======== ======= ======
Supplemental disclosure of non-cash financing
 activities:
Common stock received in exchange for settlement of
 accounts receivable...................................  $  1,500 $   --  $  --
                                                         ======== ======= ======
Conversion of bridge notes to Series C preferred stock,
 less unamortized cost of related preferred stock
 warrant...............................................  $    --  $   --  $1,921
                                                         ======== ======= ======
Issuance of preferred stock for settlement expense.....  $    --  $   --  $  300
                                                         ======== ======= ======
Conversion of preferred stock to common stock..........  $    --  $21,356 $  --
                                                         ======== ======= ======
Issuance of common stock in connection with
 acquisitions..........................................  $221,321 $ 2,800 $  --
                                                         ======== ======= ======

                            See accompanying notes.

                              CLARENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

 Description of Business

  Clarent Corporation (Clarent or the Company) is a leading provider of software-based communications solutions that are designed to take advantage of the flexibility and universal reach of Internet Protocol (IP) communications networks, the most prominent of which is the public network known as the Internet. Clarent customers include telecommunications service providers and enterprises in over 70 countries throughout the globe.

 Basis of Consolidation

  The consolidated financial statements include the accounts of Clarent and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  Revenue is recognized at the time of shipment of the products when persuasive evidence of an arrangement exists, the fee is fixed and determinable, when no significant contractual obligations or acceptance terms, if any, remain outstanding and collection of the resulting receivable is deemed probable. Revenue from services is recognized when the services are performed. Amounts billed or received in advance of satisfying revenue recognition criteria are classified as deferred revenue in the accompanying balance sheets. The Company accrues for warranty costs based upon its experience.

 Concentrations of Credit Risk and Credit Evaluations

  Financial instruments, which subject the Company to concentrations of credit risk, primarily consist of cash, short and long term investments and trade accounts receivable. The Company maintains its cash and cash equivalents principally in domestic financial institutions of high-credit standing. The Company's receivables are derived primarily from sales of software and hardware products and services to companies primarily in the domestic and international telecommunications arena. Approximately 46% of the trade accounts receivable at December 31, 2000 were from the Asia Pacific region, 21% from Europe, Middle East and Africa and 33% from the Americas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

  A limited number of customers have historically accounted for a substantial portion of the Company's revenue. One customer, Triumph Technology, Inc., accounted for 10% of net revenue for the year ended December 31, 2000 and one customer, D-Link Corporation, was 20% of accounts receivable at December 31, 2000. Two customers, AT&T Corporation and Ji Tong Communications Co. Ltd., accounted for 15% and 10%, respectively, of net revenue for the year ended December 31, 1999 and two customers, AT&T Corporation and Technet, were 10% and 12%, respectively, of the accounts receivable balance at December 31, 1999. Two customers, AT&T Corporation and Technet International, accounted for 36% and 12%, respectively, of net revenue for the year ended December 31, 1998.

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

 Other Investments

  Other investments primarily consist of strategic investments of less than 20% equity interest in certain companies. Clarent does not have the ability to exercise significant influence over any of these companies therefore they are recorded at cost and are accounted for under the cost method of accounting. Realized gains and losses are recorded in interest and other income when the related investments are sold. Clarent's investments in privately held companies are regularly assessed for impairment through review of operations and indications of continued viability. Reviews of operations to assess carrying values include evaluation of operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary.

 Inventories

  Inventories are stated at the lower of cost or market on a first-in, first-out basis.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives ranging from one to three years are used for computer equipment, purchased software, production and engineering equipment and five years for office equipment, furniture and fixtures. Leasehold improvements are depreciated over the shorter of five years or the remaining term of the applicable lease.

 Intangible Assets

  Intangible assets consist of assembled workforce, customer base, purchased technology and goodwill related to the acquisitions of ACT Networks, Inc., PEAK Software Inc. and Global Media Concepts, a Belgium corporation. These acquisitions were accounted for as purchases and are further described in Note
2. Goodwill and other intangible assets are amortized, on a straight-line basis, over the estimated useful lives of the assets, which generally range from three to five years. Purchased in-process research and development without alternative future use is charged to operations at the date of acquisition.

  We record impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or our decision to

                              CLARENT CORPORATION
abandon acquired products, services or technologies. Measurement of fair value would be based on discounted cash flows at our incremental borrowing rate and would include a factor for the probability that the impaired product, service or technology would be successful. To date, no such impairment has occurred.

  Software Development Costs Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. These costs have not been significant to date.

 Stock-Based Compensation

  The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

 Advertising Expenses

  The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for 2000, 1999 and 1998 were $6.5 million, $2.6 million and $706,000, respectively.

 Income Taxes

  Income tax expense is based on reported earnings before income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

 Comprehensive Loss

  The Company reports comprehensive income or loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in financial statements. At December 31, 2000 and 1999, comprehensive loss included foreign currency cumulative translation adjustments and unrealized gains and losses on available for sale investments. At December 31, 1998, the Company's comprehensive loss consisted entirely of foreign currency cumulative translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders' equity, net of related income tax effects.

 Development Costs

  Since January 1, 1999, the Company has accounted for internal use software costs, including website development costs, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, the Company

                              CLARENT CORPORATION
capitalizes its costs to develop software for its website and other internal uses when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are capitalized. All capitalized costs are amortized to expense over their expected useful lives. Costs required to be capitalized under SOP 98-1 have been insignificant to date. Prior to the adoption of SOP 98-1, costs incurred by the Company to develop, enhance, manage, monitor, and operate its website were expensed as incurred.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities", ("FAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 2000 and did not anticipate to have an impact on the Company's results of operations or financial condition when adopted, as the Company holds no derivative financial instruments and does not currently engage in hedging activities. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" "(FAS 138)". FAS 138 addresses certain issues related to the implementation of FAS 133 but does not change the basic model of FAS 133 or further delay the implementation of FAS 133.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The Company adopted SAB 101 in the fourth quarter of 2000. SAB 101 did not have a material impact on the Company's consolidated financial statements.

  In March 2000, the Financial Accounting Standards Board issued Interpretation NO. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25" ("FIN 44"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000. The effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. There was no material effect resulting from the adoption of FIN 44.

Note 2. Acquisitions

  On August 10, 2000 the Company acquired ACT Networks, Inc., a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the acquisition agreement, each outstanding share of ACT Networks common stock

                              CLARENT CORPORATION
was exchanged for 0.4198 of a share of Clarent common stock. The exchange ratio was based upon an ACT Networks stock value of $14 per share divided by Clarent's five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $150 million of stock for the outstanding shares of ACT Networks and assumed stock options to purchase approximately 1.1 million shares of Clarent's common stock with an aggregate fair value of $27 million. The ACT Networks acquisition has been accounted for as a purchase and accordingly, results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Clarent's financial statements from the date of acquisition.

  The ACT Networks acquisition cost, allocation of excess purchased cost over the fair value of net assets acquired and the related life of the intangible assets are as follows (in thousands, except for asset life):

                                                         Acquisition
                                                            Cost     Asset Life
                                                         ----------- ----------
                                                                     (in years)
   Value of common stock and stock options issued.......  $176,789
   Transaction costs....................................     7,008
   Merger related restructuring costs...................     8,885
                                                          --------
                                                           192,682
   Less fair value of net tangible assets acquired......    68,950
                                                          --------
   Excess purchase cost over the fair value of net
    tangible assets acquired............................  $123,732
                                                          ========
   Excess purchase cost was allocated to the following:
     Assembled workforce................................    $6,642        3
     Customer base......................................    19,276        5
     Developed technology...............................    13,860        5
     In-process research and development................    31,496
     Goodwill...........................................    42,506        5
     Deferred compensation..............................     9,952        4
                                                          --------      ---
                                                          $123,732
                                                          ========

  The fair value assigned to the purchased in-process research and development in the allocation of purchase cost included research and development projects for which technological feasibility had not been achieved and no future alternative uses had been established. The Company computed its valuations of in-process research and development using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology. This allocation of fair value was charged to operations at the date of acquisition in the third quarter of 2000 and totaled $31.5 million.

  In valuing in-process research and development, the Company considered, among other factors, the stage of completion of the development efforts and the estimated net present value of the cash flows expected to result from the successful deployment of the new products. The stage of completion was determined by estimating the costs and time incurred to date relative to the costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the products being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated product life cycles. Estimated future cash flows were discounted to arrive at a net present value and were allocated to in-process research and development based upon the percentage of completion at the date of acquisition.

  In valuing the developed technology of $13.9 million the expected future cash flows from the existing developed technologies were discounted taking into account the characteristics and applications of the products,

                              CLARENT CORPORATION
the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

  To determine the value of the assembled work force of $6.6 million the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work force. Costs considered in replacing the work force included costs of identifying, recruiting and interviewing candidates, as well as the cost of training new employees. These costs were then summed up and tax-affected to estimate the value of the assembled workforce.

  To determine the value of the customer base of $19.3 million the Company utilized the avoided cost approach. Under this approach, the fair value of the acquired customer relationships is equal to the costs which the acquirer will avoid spending in recreating similar functional customer relationships. Costs considered in recreating the customer base included the amount of costs and time that sales, marketing, development and corporate personnel would have to spend in order to acquire the customer base.

  Current accruals for merger related restructuring costs relating to the ACT Networks acquisition of $8.7 million remained outstanding at December 31, 2000. These accruals are to provide $4.0 million for the costs of exiting non-cancelable operating leases for the Calabasas manufacturing facility, $2.6 million for potential excess inventory to be scrapped upon discontinuation of certain product lines, $1.2 million for involuntary employee termination costs related to approximately twenty-five duplicative management personnel and manufacturing employees in the ACT organization and $0.9 million in fixed asset disposition costs for disposal of manufacturing equipment and leasehold improvements in the Calabasas facility. These costs are related to a plan that existed at the time of the acquisition to exit the manufacturing activities currently performed at the Calabasas facility through discontinuation of certain product lines and outsourcing the manufacturing of the remaining products. The Company has identified a contract manufacturer and expects to be ceasing production at the Calabasas facility by June 30, 2001.

  The following summary prepared on an unaudited pro forma basis reflects the condensed consolidated results of operations of the Company, excluding the charge for purchased in-process research and development, as if the acquisition of ACT Networks had occurred at the beginning of 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1999 or of results which may occur in the future. Amortization of goodwill, purchased intangible assets and deferred compensation are included for both years.

  The pro forma results of operations combine the consolidated results of operations of the Company (excluding the charge for purchased in-process research and development) and the historical results for ACT Networks for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Net revenue.............................................. $206,862  $ 98,300
                                                             ========  ========
   Net loss................................................. $(41,171) $(63,207)
                                                             ========  ========
   Net loss per share--basic and diluted.................... $  (1.04) $  (3.05)
                                                             ========  ========
   Denominator for basic and diluted net loss per share.....   39,462    20,690

  On July 24, 2000 the Company completed the acquisition of PEAK Software Solutions, Inc., a software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. The acquisition added approximately 56 software engineers to Clarent's research and development

                              CLARENT CORPORATION
headcount. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.8636 of a share of Clarent common stock and cash of approximately $25 per share, and the Company paid PEAK approximately $1.6 million to retire certain PEAK obligations. The Company issued approximately $44.5 million in stock and paid $16.7 million in cash. The operating results of PEAK have been included in the statements of operations from the date of acquisition. This acquisition was accounted for using the purchase method and was not included in the calculation of pro forma results as it is was not classified as a significant acquisition.

  On October 25, 1999, the Company acquired all the outstanding stock of Global Media Concept N.V., a Belgium based distributor of the Company's products. The purchase consideration totaled $2.8 million and consisted of 43,487 shares of the Company's common stock with a fair value of $64.39 per share and acquisition costs of approximately $140,000. A total of 17,394 shares of the Company's common stock are held in escrow until April 2001. The purchase consideration allocated to the fair value of the assets acquired and goodwill of $2.7 million is being amortized over its estimated useful life of three years. The operating results of Global Media Concept are included in the consolidated financial statements from the acquisition date. This acquisition was accounted for using the purchase method and was not included in the calculation of pro forma results as it is not considered to be material to the operating results of the Company.

Note 3. Balance Sheet Details

  Inventories are comprised of the following at December 31, (in thousands):

                                                                2000     1999
                                                              --------  -------
   Raw materials.............................................  $10,901   $7,347
   Work in process...........................................       83      --
   Finished goods............................................    6,503    1,057
                                                              --------  -------
                                                               $17,487   $8,404
                                                              ========  =======

  Property and equipment is comprised of the following at December 31, (in thousands):

                                                                2000     1999
                                                              --------  -------
   Production and engineering equipment...................... $ 19,734  $ 5,255
   Computer equipment and purchased software.................   17,082    5,086
   Leasehold improvements....................................    8,248    4,131
   Office equipment, furniture and fixtures..................    4,536    1,551
                                                              --------  -------
                                                                49,600   16,023
   Less accumulated depreciation and amortization............  (12,970)  (3,327)
                                                              --------  -------
                                                              $ 36,630  $12,696
                                                              ========  =======

  Goodwill and purchased intangible assets are comprised of the following at December 31, (in thousands):

                                                                 2000     1999
                                                               --------  ------
   Goodwill................................................... $106,728  $2,708
   Purchased intangible assets................................   41,856     --
                                                               --------  ------
                                                                148,584   2,708
   Less accumulated amortization..............................  (16,883)   (150)
                                                               --------  ------
                                                               $131,701  $2,558
                                                               ========  ======

                              CLARENT CORPORATION

  The following table details the classification of amortization of goodwill and purchased intangible assets as reported in the Consolidated Statements of Operations (in thousands):

                                                                  Year ended
                                                                 December 31,
                                                              ------------------
                                                               2000   1999  1998
                                                              ------- ----- ----
   Cost of revenue........................................... $ 1,079 $ --  $
   Operating expenses........................................  15,654   150   --
                                                              ------- ----- ----
                                                              $16,733 $ 150 $ --
                                                              ======= ===== ====

  Accumulated other comprehensive loss, net of related taxes, are comprised of the following at December 31, (in thousands):

                                                                   2000   1999
                                                                   -----  -----
   Unrealized gain (loss) on securities, net...................... $  31  $ (15)
   Foreign currency translation adjustment........................  (357)   (97)
                                                                   -----  -----
                                                                   $(326) $(112)
                                                                   =====  =====

Note 4. Financial Instruments

  Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities at December 31, (in thousands):

                                                          2000
                                        ----------------------------------------
                                                    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
Commercial paper....................... $126,142     $ 36       $ (9)   $126,169
Government securities..................   62,833        6         (2)     62,837
Market auction preferred...............   33,529       --         --      33,529
                                        --------     ----       ----    --------
                                        $222,504       42       $(11)   $222,535
                                        ========     ====       ====    ========
Classified as:
  Cash equivalents..................... $147,559     $ --       $(11)   $147,548
  Short-term investments...............   74,945       42         --      74,987
                                        --------     ----       ----    --------
                                        $222,504     $ 42       $(11)   $222,535
                                        ========     ====       ====    ========

                                                          1999
                                        ----------------------------------------
                                                    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
Money market fund...................... $    477     $ --       $ (3)   $    474
Commercial paper.......................  206,188       52        (40)    206,200
Government securities..................   44,189        4        (28)     44,165
Market auction preferred...............   22,255       --         --      22,255
                                        --------     ----       ----    --------
                                        $273,109     $ 56       $(71)   $273,094
                                        ========     ====       ====    ========
Classified as:
  Cash equivalents..................... $227,496     $ 56       $(27)   $227,525
  Short-term investments...............   42,613       --        (32)     42,581
  Investments..........................    3,000       --        (12)      2,988
                                        --------     ----       ----    --------
                                        $273,109     $ 56       $(71)   $273,094
                                        ========     ====       ====    ========

                              CLARENT CORPORATION

  The contractual maturities of Clarent's long-term investments at December 31, 1999 were between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 2000, 1999 and 1998.

Note 5. Investments

  The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for the $1.5 million investment noted below, all of the Company's investments are valued at the cash paid for the equity received. These investments are included as long-term investments in the balance sheet and are accounted for under the cost method when ownership is less than 20% and there are no indicators of control. For these non-quoted investments, the Company regularly reviews operating performance, financing status, liquidity prospects and cash flow forecasts in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. During 2000, the company provided $1 million for estimated impairment losses on investments.

  During 2000, the Company has invested $8.7 million in various privately held companies and $6.75 million in a venture capital management fund. The Company is committed to invest an additional $8.25 million in the venture capital management fund during 2001.

  During 2000, the Company reduced its accounts receivable by accepting common stock with a value of $1.5 million in one of its privately held customers as an alternative to cash payment.

  During 2000, the Company recorded revenues from certain customers in which the Company had an investment. This revenue is not material as a proportion of net revenue and was mostly recorded prior to Clarent obtaining an equity interest in those companies. Revenues from these customers have been recorded at the value of the products and services sold.

Note 6. Short-Term Borrowings

  In February 1998, the Company obtained $2.6 million in bridge financing from certain investors and other parties. The financing was obtained via promissory notes convertible into shares of the Company's Series C preferred stock issued by the Company at a conversion price of $6.58 per share, at the option of the note holders. In conjunction with this bridge financing, the Company issued to the bridge financing investors warrants to purchase 59,266 shares of the Company's Series C preferred stock at an exercise price of $5.593 per share (including a discount of 15%). The warrants had a contractual life of 10 years. At the date of grant, the value ascribed to the warrants (using the Black-Scholes valuation method with the following assumptions; expected life of 10 years, exercise price of $5.593, stock price on date of grant of $6.58, expected dividend yield of 0%, risk-free interest rate of 6%, and expected volatility of .3) was approximately $228,000, of which approximately $99,000 was recorded by the Company as additional interest expense over the period the debt was outstanding. The remaining $129,000 was recorded as issuance costs upon the conversion to Series C preferred stock. The effective interest rate of the bridge promissory notes, as adjusted for the ascribed value of the bridge financing warrants, was approximately 24.3%. In June 1998, $2,050,000 of the bridge financing and approximately $56,000 of related accrued interest was converted into 319,999 shares of the Company's Series C preferred stock. The Company repaid the remaining $550,000 of the bridge financing and all related accrued interest in June 1998. In May and June 1999, investors purchased 59,266 shares of Series C preferred stock under these warrants.

  At December 31, 1999, the Company had a $7 million line of credit with a financial institution of which no amount was outstanding. The line of credit expired on February 16, 2000. In June 1999, in connection with this

                              CLARENT CORPORATION
line of credit, the financial institution received a fully vested warrant for 3,000 shares of common stock at an exercise price equal to the fair value price of $15.00 per share. This warrant was net exercised in June, 2000 for 2,213 shares of common stock.

Note 7. Related Party Transactions

  In June 1997, the Company entered into an agreement for advisory services with WK Technology Fund, a Taiwanese corporation, one of whose principals is a member of the Company's board of directors. The advisory services primarily related to business strategy for the Company and were to be performed over a four-year term. As consideration for the advisory services, the Company granted to WK Technology Fund a warrant to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.05 per share. On the 6-month anniversary of the warrant effective date, 175,000 of the warrants vested with the remaining warrants scheduled to vest ratably over the subsequent 42 months or immediately 30 days prior to the closing of the Company's public offering. The warrant had a life of five years. The Company valued the warrant using the guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue 96-18. The value of the warrant was determined using the Black-Scholes valuation method. The inputs used included the exercise price of the warrant of $0.05, the value of the Company's common stock at each vesting date, expected dividend yield of 0%, risk free interest rate of 6.0%, expected volatility of 0.3 and the contractual life of the warrant of five years. The Company has recorded compensation charges totaling $12,272,000 and $357,000 for the years ended December 31, 1999 and 1998, respectively. These amounts are included in amortization of compensation in the consolidated statement of operations. The Board of Directors terminated the advisory services arrangement in June 1999 and elected to have the unvested portion of the warrants become fully vested. WK Technology Fund purchased 408,328 shares of the Company's common stock under this warrant in August 1998 and the remaining 991,672 shares in July 1999.

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

Note 8. Income Taxes

  The Company's pretax income/(loss) from operations includes approximately $(14.8) million, $279,000 and $81,000 related to non-US operations for 2000, 1999 and 1998, respectively.

  The provision for income taxes consisted of the following (in thousands):

                                                               December 31,
                                                            -------------------
                                                             2000    1999  1998
                                                            -------  ----- ----
   Federal:
     Current............................................... $ 1,954  $ --  $ --
     Deferred..............................................  (1,454)   --    --
                                                            -------  ----- ----
                                                                500    --    --
   Foreign:
     Current...............................................     424    132   40
                                                            -------  ----- ----
       Total provision for income taxes.................... $   924  $ 132 $ 40
                                                            =======  ===== ====

                              CLARENT CORPORATION

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (35% for 2000 and 1999 and 34% for 1998) to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Tax (benefit) at Federal statutory rate........ $(18,612) $(10,653) $(1,969)
   Loss for which no benefit is currently
    recognizable..................................      --     10,653    1,969
   Benefit of loss carryforwards utilized.........   (6,033)      --       --
   Non-deductible acquisition costs...............   11,509       --       --
   Non-deductible in-process R&D..................    5,926       --       --
   Foreign losses not benefited...................    5,652       --       --
   Non-deductible stock compensation expense......    1,750       --       --
   Foreign income at other than U.S. rates........      (45)      132       40
   Other, net.....................................      777       --       --
                                                   --------  --------  -------
     Total provision.............................. $    924  $    132  $    40
                                                   ========  ========  =======

  Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 43,813  $  5,760
     Tax credit carryforwards...............................    2,146       900
     Deferred revenue.......................................      506     1,761
     Deferred compensation..................................   13,297     3,166
     Accounts receivable reserve............................    3,443     2,163
     Accruals and reserves not currently deductible.........    8,269     1,835
                                                             --------  --------
   Gross deferred tax assets................................   71,474    15,585
   Valuation allowance......................................  (55,486)  (15,585)
                                                             --------  --------
       Total deferred tax assets............................ $ 15,988  $    --
                                                             ========  ========
   Deferred tax liabilities:
     Acquired intangibles...................................   14,534       --
                                                             --------  --------
       Total deferred tax liabilities....................... $ 14,534  $    --
                                                             ========  ========

  Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the carryback potential, the Company has determined that a valuation allowance continues to be necessary.

  As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $115 million and $16 million, respectively. As of December 31, 2000, the Company also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $1 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004 through 2020, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

                              CLARENT CORPORATION

  The valuation allowance increased by $39.9 million and $12.4 million during the years ended December 31, 2000 and 1999, respectively. Substantially all of the valuation allowance is related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

Note 9. Commitments and Contingencies

  The Company leases its principal office facilities under noncancelable operating lease agreements that have initial terms ranging from three to ten years. As of December 31, 2000, minimum lease payments under all noncancelable lease agreements with initial terms in excess of one year were as follows (in thousands):

                                                                       Operating
   Year ended December 31,                                              Leases
   -----------------------                                             ---------
   2001...............................................................  $11,851
   2002...............................................................   12,486
   2003...............................................................   11,801
   2004...............................................................    8,987
   2005...............................................................    6,330
   Thereafter.........................................................   25,821
                                                                        -------
     Total minimum lease payments.....................................  $77,276
                                                                        =======

  Rent expense was approximately $5.2 million, $2 million and $492,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  From time to time, the Company may be subject to claims, which arise in the normal course of business. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company's future results of operations or cash flows in a particular period.

Note 10. Stockholders' Equity

Preferred Stock

  The Company's Certificate of Incorporation authorizes 5 million shares of preferred stock. There was no preferred stock issued at December 31, 2000 or 1999.

Common Stock

  In July 1996, 5.4 million shares of common stock were issued to the Company's two remaining founders. The outstanding shares were subject to transfer restrictions through June 1999 and were subject to repurchase at the issuance price upon the occurrence of certain events, including termination of employment. The Company's right of repurchase expired in July 2000.

  In July and November 1999, the Company completed initial and secondary public offerings, respectively. The initial public offering raised net proceeds of $62.7 million from issuance of 4.6 million shares of common stock, and included 600,000 over-allotment shares at $15.00 per share. Upon the closing of the initial public offering, approximately 6.9 million shares of the Company's convertible preferred stock were automatically converted into approximately 13.8 million shares of common stock. Net proceeds from the secondary offering were $239.9 million from the issuance of approximately 3 million shares of common stock, including 128,125 over-allotment shares at $85.00 per share.

                              CLARENT CORPORATION

  In February, 2000 the Company's stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200 million from 50 million shares. A total of 13.5 million shares are reserved for issuance under employee benefit plans.

Note 11. Employee Benefit Plans

Stock Option Plans

  The Company's 1999 Amended and Restated Equity Incentive Plan ("the 1999 incentive plan") was adopted in 1996. As of December 31, 2000 an aggregate of 16,792,465 shares of common stock were authorized for issuance under the 1999 incentive plan. In addition, a total of 1,235,795 shares of common stock were authorized for issuance under other employee option plans assumed with the acquisition of ACT Networks, Inc. in August 2000.

  The provisions of the 1999 incentive plan automatically increase the number of shares available for issuance by 2.5% per year, or a lesser amount as determined by the Board of Directors. The calculation is based upon the outstanding shares of Clarent common stock on January 31 of each year from 2000 through 2004. The 1999 incentive plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to Clarent's and its affiliates' employees, including officers and employee directors. Non-statutory stock options are available to be granted to consultants and non-employee directors. As of December 31, 2000 no restricted stock purchase awards, stock bonuses or stock appreciation rights are granted and outstanding under the 1999 incentive plan.

  Under the 1999 incentive plan, options to purchase common stock may be granted at no less than the fair market value on the date of the grant (110% of fair market value in certain instances,) as determined by the Board of Directors, based upon the closing sale price of the Company's common stock on the Nasdaq National Market. The Company executes individual option agreements under the plan and the shares underlying the options generally vest either at 25% of the total grant after the completion of the first twelve full months of employment with the remainder vesting monthly over three years thereafter or vesting is monthly over a four year period. Options generally have a 10 year life. Certain stock options ("Performance Options") issued under the 1999 incentive plan vest over a time period determined by the Board of Directors; however, under the terms of the original option agreements, the vesting could be accelerated based on achievement of certain performance criteria. For the years ended December 31, 1999 and 1998 the Board of Directors granted Performance Options to purchase 279,500 and 492,000 shares of common stock to certain employees at an exercise price equal to the fair market value on the date of grant. These options vest in seven years, but the vesting could be accelerated based on the achievement of the performance criteria. The accelerated vesting schedule provides that the grants will vest over a 48 month term. There were no performance options granted during 2000. At December 31, 2000 there were 12.7 million shares of common stock reserved for issuance under employee option plans.

  In July 1999, the Company adopted the 1999 Non-employee Directors' Equity Incentive Plan ("directors' plan") to provide for the automatic grant of options to purchase shares of common stock to the Company's non-employee directors who are not any of the Company's affiliates' employees or consultants ("non-employee director"). The directors' plan is administered by the Board, and may be delegated to a committee. Options granted under the directors' plan are at 100% of the fair market value of the common stock on the date of grant. The aggregate number of shares of common stock to be issued under the directors' plan was increased to 500,000 shares in June 2000. Under the terms of the directors' plan, as amended in June 2000, each non-employee director, shall, upon the date of initial appointment, be granted an option to purchase 35,000 shares of common stock. In addition, on the day following each annual meeting of stockholders, each non-employee director shall be granted an option to purchase 15,000 shares of common stock. This annual grant shall be reduced pro rata for each quarter during the preceding year that was prior to the non-employee director's appointment. The options

                              CLARENT CORPORATION
granted under the terms of the amended directors' plan vest and become exercisable at the rate of 1/24 per month over a two year period.

  The terms of the plan prior to the June, 2000 amendment, provided for each non-employee director to be granted automatically, an option to purchase 5,000 shares upon their appointment and 2,000 shares of common stock for each regular meeting, commencing with the third regular meeting subsequent to the date of appointment. Prior to the amendment, options granted under the directors' plan were fully vested and became exercisable upon the date of grant. As of December 31, 2000 there have been approximately 135,000 non-statutory stock options granted under the directors' plan and there were approximately 365,000 shares of common stock reserved for future issuance under the directors' plan.

  A summary of option plan activity follows (in thousands except price per-share amounts):

                                                          Options Outstanding
                                                        ------------------------
                                               Shares               Weighted-
                                              Available Number of    Average
                                              for Grant  Shares   Exercise Price
                                              --------- --------- --------------
   Balance at December 31, 1997..............    2,180    5,019       $ 0.03
     Additional shares reserved..............    3,303      --
     Granted.................................   (3,031)   3,031       $ 0.62
     Exercised...............................      --    (1,065)      $ 0.04
     Canceled................................      511     (511)      $ 0.13
                                               -------   ------
   Balance at December 31, 1998..............    2,963    6,474       $ 0.31
     Additional shares reserved..............    1,155      --
     Granted.................................   (3,082)   3,082       $20.78
     Exercised...............................      --    (1,362)      $ 0.14
     Canceled................................       98      (98)      $18.90
                                               -------   ------
   Balance at December 31, 1999..............    1,134    8,096       $ 7.90
     Additional shares reserved..............    6,870      --
     Granted or assumed with acquisition.....   (6,690)   6,795       $52.05
     Exercised...............................      --    (3,225)      $ 1.74
     Canceled................................      986     (986)      $45.27
     Repurchased.............................  105,000      --        $ 0.05
                                               -------   ------
   Balance at December 31, 2000..............    2,405   10,680       $34.40
                                               =======   ======

  The following table summarizes information concerning options outstanding and exercisable at December 31, 2000 (in thousands except contractual life and prices):

                                    Options Outstanding       Options Exercisable
                              ------------------------------- -------------------
                                                   Weighted-
                                        Weighted-   Average             Weighted-
                                         Average   Remaining             Average
                              Number of Exercise  Contractual Number of Exercise
   Range of Exercise Prices    Shares     Price      Life      Shares     Price
   ------------------------   --------- --------- ----------- --------- ---------
                                                  (in years)
   $ 0.02-$  1.50..........     2,790    $ 0.06      7.33         908    $ 0.36
   $ 1.51-$ 26.00..........     2,710    $14.27      7.58       1,007    $14.62
   $26.01-$ 46.90..........     2,670    $39.57      9.18         233    $35.44
   $46.91-$125.00..........     2,510    $88.30      9.14         396    $91.89
                               ------                           -----
   $ 0.02-$125.00..........    10,680    $34.41      8.28       2,544    $23.47
                               ======                           =====

                              CLARENT CORPORATION

  At December 31, 1999, options to purchase 1,662,000 shares were exercisable at a weighed average exercise price of $0.91. Options to purchase 1,236,000 shares were exercisable at December 31, 1998 at a weighted average exercise price of $0.05.

Employee Stock Purchase Plan

  In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, the Board of Directors or a committee may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Eligible employees can elect to contribute a percentage of up to 10% of their gross earnings during each purchase period, subject to the IRS annual limitation. The offering period for any offering will be no more than 27 months. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Pursuant to the Purchase Plan, the Company issued 46,926 shares in 1999 and 162,587 in 2000. At December 31, 2000 there were 390,487 shares reserved for future issuance under the Purchase Plan.

  In the event of certain changes in control, the Board of Directors has discretion to provide that each right to purchase common stock will be assumed or an equivalent right will be substituted by the successor corporation, or that such rights may continue in full force and effect, or that all sums collected by payroll deductions be applied to purchase stock immediately prior to the change in control. The Purchase Plan will terminate at the Board's discretion or when all of the shares reserved for issuance under the Purchase Plan have been issued.

Employee 401(k) Plans

  The Company has pretax savings plans that qualify under Section 401(k) of the Internal Revenue Code. Under the plans, participating employees may defer up to 25% of their pretax salary but not more than statutory limits. The Company may elect to make matching contributions to the plans. For the year ended December 31, 2000 the Company contributed approximately $200,000 in matching contributions. For the years ended December 31, 1999 and 1998 the Company made no matching contributions and incurred immaterial expenses related to the plans.

Amortization of Compensation

  The Company has recorded amortization of compensation charges of approximately $6.2 million, $19.4 million and $879,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization of compensation resulted from the granting of stock options and warrants to purchase common stock at prices below the deemed fair value of Clarent's common stock including those granted in conjunction with assuming stock option plans in an acquisition. The compensation related to stock options is being amortized using the graded method over the vesting periods of the individual stock options, generally four years.

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

                              CLARENT CORPORATION

  The fair value of each option grant prior to the initial public offering was estimated on the date of grant using the minimum value method. Options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model. The following weighted average assumptions were used:

                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Expected dividend yield....................................   0%    0%     0%
   Risk-free interest rate.................................... 5.5%  5.8%   5.4%
   Expected life of option in years........................... 4.0   4.0   4.21
   Volatility................................................. 172%   60%     0%

  If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method provided for under FAS 123, then the Company's net loss and loss per share would have been as indicated in the pro forma amounts below:

                                                    Years ended December 31,
                                                  -----------------------------
                                                     2000      1999      1998
                                                  ---------- --------- --------
                                                      (in thousands, except
                                                       per share amounts)
   Net loss as reported.......................... $ (54,101) $(30,783) $(5,832)
   Pro forma net loss............................ $(129,888) $(33,437) $(5,869)
   Net loss per share as reported, basic and
    diluted...................................... $   (1.54) $  (1.87) $ (1.65)
   Pro forma net loss per share.................. $   (3.70) $  (1.42) $ (1.66)

  The weighted average fair value of options granted to employees during the years ended December 31, 2000, 1999 and 1998, were approximately $53.51, $10.75 and $0.125, respectively. For purposes of pro forma disclosures, the minimum value of the stock grants and stock options is deemed amortized over the grant vesting period.

Note 12. Segments of an Enterprise and Related Information

  The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony systems. Net revenue for non-U.S. locations are substantially the result of export sales from the U.S.

                              CLARENT CORPORATION

  Net revenue by geographic region based on customer location were as follows (in thousands):

                                                       Year ended December 31,
                                                       ------------------------
                                                         2000    1999    1998
                                                       -------- ------- -------
   Product and software:
     United States.................................... $ 34,695 $20,365 $ 6,716
     Asia Pacific.....................................   67,172  15,999   6,170
     Europe, Middle East & Africa.....................   25,373   6,819     725
     Other Americas...................................    9,747     999     199
                                                       -------- ------- -------
       Total product and software revenue............. $136,987 $44,182 $13,810
                                                       ======== ======= =======
   Services:
     United States.................................... $  6,728 $ 1,733 $   469
     Asia Pacific.....................................    3,837   1,417     332
     Europe, Middle East & Africa.....................    3,364     408      15
     Other Americas...................................      665      83      21
                                                       -------- ------- -------
       Total services revenue......................... $ 14,594 $ 3,641 $   837
                                                       ======== ======= =======

  For the years ended December 31, 2000, 1999 and 1998, customers based in the United States contributed 27%, 46% and 49% of total net revenue. During 2000, customers based in Taiwan and Hong Kong accounted for 24% and 12% of total net revenue. Also, customers located in Japan accounted for 21% of total revenue in 1998.

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

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    Year ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss (numerator)..........................  $(54,101) $(30,783) $(5,832)
                                                   ========  ========  =======
   Shares used in computing basic and diluted net
    loss per share (denominator):
     Weighted average common shares outstanding..    35,153    17,751    6,248
     Less shares subject to repurchase...........       (90)   (1,294)  (2,704)
                                                   --------  --------  -------
   Denominator for basic and diluted net loss per
    share........................................    35,063    16,457    3,544
                                                   --------  --------  -------
       Basic and diluted net loss per share......  $  (1.54) $  (1.87) $ (1.65)
                                                   ========  ========  =======

  The Company has excluded all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of

                              CLARENT CORPORATION
shares excluded from the calculations of diluted net loss per share, in thousands, were 5,637, 8,718 and 24,158 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 14. Quarterly Financial Information (Unaudited)

  Summarized quarterly financial information for 2000 and 1999 is as follows (in thousands, except per share data):

                                               2000--Quarter Ended
                                    --------------------------------------------
                                    March 31  June 30   September 30 December 31
                                    --------  --------  ------------ -----------
   Net revenue..................... $24,583   $ 28,313    $ 45,523    $ 53,162
   Gross profit....................  14,634     17,213      25,257      34,630
   Loss from operations............  (4,806)    (3,912)    (44,089)    (17,467)
   Net income (loss)...............    (716)       228     (39,503)    (14,110)
   Basic and diluted net income
    (loss) per share............... $ (0.02)  $   0.01    $  (1.08)   $  (0.36)

                                               1999--Quarter Ended
                                    --------------------------------------------
                                    March 31  June 30   September 30 December 31
                                    --------  --------  ------------ -----------
   Net revenue..................... $ 6,714   $  9,304    $ 13,227    $ 18,578
   Gross profit....................   3,433      5,158       7,792      11,135
   Loss from operations............  (5,495)   (17,390)     (4,866)     (5,412)
   Net loss........................  (5,479)   (17,564)     (4,222)     (3,518)
   Basic and diluted net loss per
    share.......................... $ (1.00)  $  (2.73)   $  (0.17)   $  (0.13)

Note 15. Subsequent Events--Stock cancellation and re-grant program

  On February 14, 2001, the Company cancelled approximately 2.89 million outstanding options under a cancellation and re-grant program for employees holding common stock options with an exercise price per share in excess of the fair market price of the Company's common stock. Replacement options to purchase common stock of approximately 635,000 shares were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if unexercised on November 15, 2001. The options granted on February 15 will be subject to variable accounting in accordance with the requirements of FIN 44 (Note 1) until they are exercised or they expire. Additional options for approximately 1.13 million shares are expected to be granted under the program on August 16, 2001, at the then current fair market value. These additional options will vest monthly over a 24 month period and will have a 10 year life. The August grants will not be subject to variable accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement to be filed no later than April 30, 2001 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 7, 2001 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information under the captions "Executive Compensation," "Compensation of Directors" and "Employment Severance and Change of Control Agreements" and "Option Repricing Information" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)

    (1) Index to Financial Statements

    The Financial Statements required by this item are submitted in Part II,
  Item 8 of this report.

    (2) Financial Statements Schedules

  The following financial statement schedule of Clarent Corporation for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements of Clarent Corporation.

  Schedule II--Valuation and Qualifying Accounts

  Allowance For Doubtful Accounts (in thousands):

                                                     Additions
                             Balances at Charged to Charged to              Balances at
                              Beginning  Costs and     Other    Deductions/   End of
   Year ended December 31,    of Period   Expenses  Accounts(*) Write-Offs    Period
   -----------------------   ----------- ---------- ----------- ----------- -----------
   2000....................    $2,314      $4,259     $2,737      $(1,665)    $7,645
                               ======      ======     ======      =======     ======
   1999....................    $  807      $1,523        --         $ (16)    $2,314
                               ======      ======     ======      =======     ======
   1998....................    $   38      $  803        --         $ (34)    $  807
                               ======      ======     ======      =======     ======

--------
(*) Allowances assumed through acquisitions.

  All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  (3) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Agreement and Plan of Merger and Reorganization, dated as of May 1,
          2000, among Clarent Corporation, Copper Merger Sub, Inc. and ACT
          Networks, Inc.(1)(7)

   2.2 Amendment No. 1, dated as of June 30, 2000, to the Agreement and Plan of Merger and Reorganization(1)(7)

   3.1   Amended and Restated Certificate of Incorporation (including
          Certificate of Designation of Series A Junior Participating Preferred
          Stock), as amended, of the registrant(3)

   3.2   Bylaws of the registrant(2)

   4.1   Specimen Common Stock Certificate(2)

   4.2   Amended and Restated Investor Rights Agreement, dated June 11, 1998
          (as amended December 7, 1998 and April 8, 1999)(2)

   4.3   Founder Stock Purchase Agreement, dated July 2, 1996(2)

   4.4 Rights Agreement dated as of February 7, 2001 between the registrant and Wells Fargo Bank Minnesota, N.A.(3)

   4.5 Shareholders' Agreement dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., certain shareholders of PEAK
          Software Solutions, Inc. and Larry Schwartz as Shareholders' Agent and Purchaser Representative(9)

 Exhibit
 Number                                Description
 -------                               -----------
 10.1    Form of Indemnity Agreement between the registrant and its directors and officers(2)

 10.2 1999 Amended and Restated Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice and Agreement(4)
 10.3 1999 Non-Employee Directors' Stock Option Plan, as amended, and Form of Nonstatutory Stock Option(4)

 10.4    1999 Employee Stock Purchase Plan and Offering Document(5)
 10.5 Employment Agreement, dated June 9, 1997, by and between the registrant and Mark E. McIlvane (as amended June 9, 1998)(2)

 10.6    Employment Agreement, dated August 1, 1998, by and between the
          Registrant and Richard J. Heaps(2)

 10.7** OEM Purchase Agreement, dated effective as of December 1, 1998, by and between the registrant and AudioCodes, Ltd.(2)

 10.8    Master Maintenance and Support Services Agreement and Statement of
          Work, dated December 29, 1998, by and between the registrant and Equant Integration Services, Inc.(2)

 10.9 Lease Agreement, dated August 12, 1998, by and between the registrant and Seaport Center Associates, LLC(2)

 10.10 Sublease, dated May 27, 1998, by and between the registrant and Unwired Planet, Inc.(2)
 10.11 Customer Agreement, dated June 25, 1998, by and between the registrant and Technet International(2)

 10.12   General Agreement for the Procurement of Data Processing Equipment,
          Services and Supplies, the License of Software, dated as of September
          17, 1998 by and between the registrant and AT&T Corporation(2)
 10.13 Lease Agreement, dated March 31, 2000, by and between the registrant and Metropolitan Life Insurance Company(6)

 10.14 Lease Agreement, dated February 9, 2001, by and between the registrant and Metropolitan Life Insurance Company.
 10.15   Lease Agreement, dated April 28, 2000, by and between PEAK Software
          Solutions, Inc. and A & S Burger Investments, LLC.

 10.16   ACT Networks, Inc. 1987 Stock Option Plan(8)
 10.17   ACT Networks, Inc. 1993 Stock Option Plan(8)

 10.18   ACT Networks, Inc. 1995 Stock Option/Stock Issuance Plan(8)
 10.19   ACT Networks, Inc. 1997 Stock Incentive Plan(8)

 10.20   ACT Networks, Inc. 1997 Non-Executive Officer Stock Option/Stock
          Issuance Plan(8)
 10.21   Forms of Stock Option Agreement, Written Compensation Agreement and
          Addendum to Stock Option Agreement for certain non-plan stock option grants by ACT Networks, Inc. to Messrs. Sadr and Weisman(8)

 10.22   Office Lease dated April 15, 1999 by and between ACT Networks, Inc.
          and Malibu Canyon Office Partners, LLC.(10)
 21.1    Subsidiaries of the Registrant

 23.1    Consent of Ernst & Young LLP, Independent Auditors

 24.1    Power of Attorney (contained on the signature page)

--------
 **Portions have been omitted pursuant to an application for confidential treatment

 (1) Exhibits to this agreement have been omitted but will be furnished to the Commission upon request.

 (2) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-1 (No. 333-76051).

 (3) Incorporated by reference to the Exhibits filed with the registrant's Current Report on Form 8-K filed with the Commission on February 15, 2001 (No. 000-26441).

 (4) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-8 (No. 333-42812).

 (5) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-8 (No. 333-89139).

 (6) Incorporated by reference to the Exhibits filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

 (7) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-4 (No. 333-38216).

 (8) Incorporated by reference to the Exhibits filed with the registrant's Registration Statement on Form S-8 (No. 333-44466).

 (9) Incorporated by reference to the Exhibits filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10) Incorporated by reference to the Exhibits filed with ACT Networks, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

  (b) Reports on Form 8-K

  Amendment No.1 to Form 8-K dated August 10, 2000, was filed by the registrant on October 24, 2000 to report under Item 7 consolidated financial statements of the registrant and ACT Networks, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, County of San Mateo, State of California, on March 29, 2001.

                                          CLARENT CORPORATION

                                                /s/ Jerry Shaw-Yau Chang
                                          By: _________________________________
                                                    Jerry Shaw-Yau Chang
                                                  Chief Executive Officer,
                                                   President and Director

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Shaw-Yau Chang and Simon Y. Wong, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

    /s/ Jerry Shaw-Yau Chang         Chief Executive Officer,      March 29, 2001
____________________________________  President and Director
        Jerry Shaw-Yau Chang          (Principal Executive
                                      Officer)

       /s/ Simon Y. Wong             Chief Financial Officer       March 29, 2001
____________________________________  (Principal Financial and
           Simon Y. Wong              Accounting Officer)

      /s/ Michael F. Vargo           Senior Vice President, Chief  March 29, 2001
____________________________________  Technology Officer and
          Michael F. Vargo            Director

      /s/ Barry I. Forman            Executive Chairman of Board   March 29, 2001
____________________________________  of Directors
          Barry I. Forman

        /s/ Wen Chang Ko             Director                      March 29, 2001
____________________________________
            Wen Chang Ko

      /s/ William R. Pape            Director                      March 29, 2001
____________________________________
          William R. Pape