Form 10-Q
period 2001-03-31
CLARENT CORP/CA
filed 2001-05-15
CIK 1068292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2001

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
                                          (I.R.S. Employer Identification No.)
     (State or other jurisdictionof
     incorporation or organization)

                              700 Chesapeake Drive
                         Redwood City, California 94063
             (Address of principal executive offices and zip code)

                 Registrant's telephone number: (650) 306-7511

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 40,074,347 at April 30, 2001.

   This report consists of 26 pages of which this page is number 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CLARENT CORPORATION

                                FORM 10-Q INDEX

                                                                       Page No.
                                                                       --------
                    PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)..............................     3

  Condensed Consolidated Balance Sheets as of March 31, 2001 and
   December 31, 2000..................................................     3

  Condensed Consolidated Statements of Operations for the Three Month
   Periods Ended March 31, 2001 and 2000..............................     4

  Condensed Consolidated Statement of Cash Flows for the Three Month
   Periods Ended March 31, 2001 and 2000..............................     5

  Notes to Unaudited Condensed Consolidated Financial Statements......     6

Item 2: Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    11

Item 3: Quantitative and Qualitative Disclosures About Market Risk....    25

                      PART II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K..............................    26

Signatures............................................................    27

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              CLARENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)   (Audited)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents............................  $ 195,095   $ 185,627
  Short-term investments...............................     33,043      74,987
  Accounts receivable, net.............................     72,398      61,610
  Inventories..........................................     27,370      17,487
  Prepaid expenses and other current assets............     11,956      11,342
                                                         ---------   ---------
    Total current assets...............................    339,862     351,053
  Investments..........................................     13,829      14,479
  Property and equipment, net..........................     46,173      36,630
  Goodwill, net........................................     86,237      93,644
  Purchased intangible assets, net.....................     35,662      38,057
  Deferred tax assets..................................     16,117      15,988
  Other assets.........................................      9,446       4,517
                                                         ---------   ---------
                                                         $ 547,326   $ 554,368
                                                         =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable.....................................  $  23,757   $  14,337
  Deferred revenue.....................................     13,242      13,947
  Accrued liabilities..................................     25,265      29,386
                                                         ---------   ---------
    Total current liabilities..........................     62,264      57,670
Deferred tax liabilities...............................     14,853      14,534
Stockholders' equity:
  Common stock.........................................    585,533     585,281
  Deferred compensation................................     (7,720)     (9,740)
  Accumulated other comprehensive loss.................       (589)       (326)
  Accumulated deficit..................................   (107,015)    (93,051)
                                                         ---------   ---------
    Total stockholders' equity.........................    470,209     482,164
                                                         ---------   ---------
                                                         $ 547,326   $ 554,368
                                                         =========   =========

     See accompanying notes to condensed consolidated financial statements.

                              CLARENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months
                                                            Ended March 31,
                                                            -----------------
                                                              2001     2000
                                                            --------  -------
Net revenue:
  Product and software..................................... $ 55,535  $22,078
  Service..................................................    5,657    2,505
                                                            --------  -------
    Total revenue..........................................   61,192   24,583
Cost of revenue:
  Product and software.....................................   15,237    8,311
  Service..................................................    3,248    1,638
                                                            --------  -------
    Total cost of revenue..................................   18,485    9,949
                                                            --------  -------
  Gross profit.............................................   42,707   14,634
                                                            --------  -------
Operating expenses:
  Research and development.................................   14,758    4,340
  Sales and marketing......................................   24,825   11,055
  General and administrative...............................    8,412    2,441
  Amortization of compensation.............................    2,020    1,378
  Amortization of goodwill & other intangibles.............    9,109      226
                                                            --------  -------
    Total operating expenses...............................   59,124   19,440
                                                            --------  -------
Loss from operations.......................................  (16,417)  (4,806)
Other income, net..........................................    2,768    4,115
                                                            --------  -------
Loss before provision for income taxes.....................  (13,649)    (691)
Provision for income taxes.................................     (315)     (25)
                                                            --------  -------
Net loss................................................... $(13,964) $  (716)
                                                            ========  =======
Basic and diluted net loss per share....................... $  (0.35) $ (0.02)
                                                            ========  =======
Shares used in computing basic and diluted net loss per
 share.....................................................   39,621   31,448
                                                            ========  =======

     See accompanying ntes to condensed consolidated financial statements.

                              CLARENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Operating activities:
  Net loss................................................. $(13,964) $   (716)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization..........................   15,543     3,288
    Changes in operating assets and liabilities:
      Accounts receivable..................................  (10,788)      136
      Inventories..........................................   (9,883)     (600)
      Prepaid expenses and other current assets............     (614)      624
      Other assets.........................................      592       --
      Accounts payable and accrued liabilities.............    5,618      (957)
      Deferred revenue.....................................     (705)     (216)
                                                            --------  --------
        Net cash (used in) provided by operating
         activities........................................  (14,201)    1,559
                                                            --------  --------
Investing activities :
  Purchases of short-term investments......................  (15,000)  (41,808)
  Sale and maturities of short-term investments............   56,937    30,355
  Note receivable from a related party.....................   (5,000)      --
  Purchases of property and equipment......................  (13,216)   (3,478)
                                                            --------  --------
        Net cash (used in) provided by investing
         activities........................................   23,721   (14,931)
                                                            --------  --------
Financing activities:
  Proceeds from issuance of common stock...................      252     1,016
                                                            --------  --------
        Net cash provided by financing activities..........      252     1,016
                                                            --------  --------
Effect of exchange rate changes on cash and cash
 equivalents...............................................     (304)       95
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......    9,468   (12,261)
Cash and cash equivalents at beginning of period...........  185,627   238,724
                                                            --------  --------
Cash and cash equivalents at end of period................. $195,095  $226,463
                                                            ========  ========
Supplemental disclosure of non-cash investing activities:
  Common stock received in exchange for settlement of
   accounts receivable.....................................      --   $  1,500

     See accompanying notes to condensed consolidated financial statements.

                              CLARENT CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Clarent Corporation (the Company) as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

2. Financial Instruments

   Available-for-sale securities are carried at fair value, with the unrealized gains or losses reported as a separate component of stockholder's equity. Realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2001.

3. Inventories

   Inventories are comprised of the following (in thousands):

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   Raw materials.........................................  $14,968    $10,901
   Work-in-process.......................................      478         83
   Finished goods........................................   11,924      6,503
                                                           -------    -------
                                                           $27,370    $17,487
                                                           =======    =======

4. Long-Term Investments

   The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for $1.5 million received in settlement of accounts receivable, all of the Company's investments are valued at the cash paid for the equity received, net of impairment losses. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. During the first quarter of 2001, the Company recorded impairment losses of $650,000.

   Through March 31, 2001 the Company had invested $6.75 million in a venture capital management fund. The Company is committed to invest an additional $8.25 million in the venture capital management fund during 2001. This investment is recorded at cost as the Company has virtually no influence over the operating and financial policies of the fund.

                              CLARENT CORPORATION

5. Comprehensive Loss

   The Company's total comprehensive loss is as follows (in thousands):

                                                                Three Months
                                                                Ended March
                                                                    31,
                                                               ---------------
                                                                 2001    2000
                                                               --------  -----
   Net loss................................................... $(13,964) $(716)
   Other comprehensive income (loss):
     Translation adjustments..................................     (256)    93
     Unrealized loss on investments...........................       (7)   (45)
                                                               --------  -----
   Comprehensive loss......................................... $(14,227) $(668)
                                                               ========  =====

6. Stockholders' Equity

   On January 31, 2001, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the 1999 Plan) by 987,966 or 2.5% of the Company's outstanding shares, measured as of that date. This increase was in accordance with the provisions of the 1999 Plan.

   On February 14, 2001, the Company cancelled approximately 2.89 million outstanding options under a cancellation and re-grant program for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if not exercised before November 15, 2001. The options granted on February 15, 2001 are subject to variable accounting in accordance with the requirements of FIN 44 until they are exercised or expire. Additional options for approximately 1.13 million shares are expected to be granted under the program on August 16, 2001, at the then current fair market value. These additional options will vest monthly over a 24 month period and will have a 10 year term. The August grants will not be subject to variable accounting. There were no charges to earnings for the replacement stock options during the three months ended March 31, 2001 as the option prices were greater than the fair market value of the Company's stock as of March 31, 2001.

   On February 7, 2001, the Company adopted a Share Purchase Rights Plan designed to guard against abusive takeover tactics.

7. Segments of an Enterprise and Related Information

   The Company develops, manufactures and sells software based Internet protocol (IP) communication solutions for IP networks. During the first quarter of 2001, the Company implemented a Business Unit organizational structure and has allocated the product and software revenue to the three different industry segments. The industry segments are defined as: Carrier, Enterprise and Local Access. These segments were established to enable increased focus on the marketing, product development and operational strategies for each different industry that Clarent participates in. Service revenue was not allocated to the segments. The Company previously reported revenue as being derived from a single industry segment.

   The prior year comparative information has been restated to reflect the revised structure. Net revenue for non-U.S. locations were substantially the result of export sales from the U.S. For the three months ended March 31, 2001, sales in three countries accounted for a significant portion of our net revenue. Customers in the United States contributed 11%, customers based in Taiwan contributed 59% and customers in China contributed 10% of total net revenue for the three months ended March 31, 2001.

                              CLARENT CORPORATION

   Net revenue by geographic region and by Business Unit were as follows (in thousands):

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Net Revenue by Geographic Region:
       United States........................................... $ 6,916 $ 7,519
       Other Americas..........................................   1,716   2,953
       Europe, Middle East & Africa............................   5,064   5,820
       Asia Pacific............................................  47,496   8,291
                                                                ------- -------
         Total................................................. $61,192 $24,583
                                                                ======= =======
   Net Revenue by Business Unit:
     Product and software revenue
       Local Access............................................ $32,518 $   --
       Carrier.................................................  16,368  22,078
       Enterprise..............................................   6,649     --
                                                                ------- -------
                                                                 55,535  22,078
     Service revenue...........................................   5,657   2,505
                                                                ------- -------
                                                                $61,192 $24,583
                                                                ======= =======

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

   The following table sets forth the computation of basic and diluted loss per share:

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                              (in thousands,
                                                             except per share
                                                                 amounts)
   Numerator:
   Net loss................................................. $(13,964) $  (716)
                                                             ========  =======
   Denominator:
   Weighted average shares outstanding......................   39,621   31,898
   Less shares subject to repurchase........................      --      (450)
                                                             --------  -------
   Denominator for basic and diluted net loss per share.....   39,621   31,448
                                                             ========  =======
   Net loss per share--basic and diluted.................... $  (0.35) $ (0.02)
                                                             ========  =======

   The Company has excluded all warrants for common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 2,806,000, for the three months ended March 31, 2001 and 6,827,000 for the three months ended March 31, 2000.

                              CLARENT CORPORATION

9. Note receivable from a Related Party

   In January 2001, the Company advanced $5 million to Clarent Finance, L.L.C. a leasing company, for a six year eleven percent junior subordinated debenture. The interest shall be accrued and will be repaid by November 30, 2006. The principal will be repaid in 16 equal quarterly payments of $312,500 each, commencing January 2003, to be repaid in full by November 30, 2006.

10.  Income Taxes

   The provision for income taxes of $315,000 for the three month period ending March 31, 2001 consists of foreign income tax provided on the profits attributable to the Company's foreign operations and U.S. state taxes. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

11.  Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("FAS 133") as amended by FAS 138 which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted FAS 133, beginning January 1, 2001 and it did not have an impact on the Company's results of operations or financial condition as the Company held no derivative financial instruments and did not engage in hedging activities.

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

12.  Restructuring Accruals

   On August 10, 2000 the Company acquired ACT Networks, Inc., a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. In accordance with a plan that existed at the time of the acquisition, the Company established accruals for merger related restructuring costs. At March 31, 2001, $8.4 million in accruals remained. These accruals are to provide $4.0 million for the costs of exiting non-cancelable operating leases for the Calabasas CA. manufacturing facility, $2.6 million for excess inventory to be scrapped upon discontinuation of certain product lines, $0.9 million for involuntary employee termination costs related to approximately twenty-three duplicative management personnel and manufacturing employees in the ACT organization and $0.9 million in fixed assets disposition costs for disposal of manufacturing equipment and leasehold improvements in the Calabasas facility. These costs relate to the plan to exit the manufacturing activities currently performed at the Calabasas facility through discontinuation of certain product lines and outsourcing the manufacturing of the remaining products. The Company has started working with a contract manufacturer and expects to be ceasing production at the Calabasas facility by June 30, 2001. During the three months ended March 31, 2001, severance costs of $0.3 million were charged against the accrual.

                              CLARENT CORPORATION

13.  Subsequent Events

 Amendment to Employee Option Plan

   In April, 2001, the Board of Directors approved an amendment to the 1999 Amended and Restated Equity Incentive Plan to increase the number of shares authorized for issuance by 1,000,000 to a total of 18,780,431.

 Restructuring

   On May 14, 2001, the Company announced a reduction in workforce by approximately 10% and a streamlining of its business units to achieve cost savings and operating efficiencies in accordance with previously stated goals. The Company expects to take a one-time restructuring charge relating to the reduction in workforce, assets and excess facilities of approximately $20 million in the second quarter 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion in conjunction with Clarent Corporation's Unaudited Condensed Consolidated Financial Statements and related Notes. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC.

Overview

   Clarent Corporation is a leading provider of softswitch and Internet Protocol (IP) communications solutions that take advantage of the flexibility and universal reach of IP networks, the most prominent of which is the public network known as the Internet. Our software platform and softswitch solutions, in conjunction with our hardware, or equipment provided by others, enable service providers to deliver simultaneous transmission of voice, fax and data over IP networks.

   Our customers included service providers, system integrators, resellers and enterprises. Service provider customers include traditional local, international and wholesale long distance telecommunication companies, as well as "next generation" service providers, including Internet Service Providers (ISP's), Application Service Providers (ASP's), web-to-phone providers and others employing Internet-based business models.

   Our focus is on reinforcing our worldwide position in providing the technology and intelligent product foundation for IP-based communication networks. These activities include developing new products and technologies and enhancing existing products, expanding our customer base, developing customer relationships, marketing the Clarent IP communication solution and expanding our domestic and international distribution channels.

   We sell our products both through distributors and our direct sales force. We have sales and support personnel based in Argentina, Australia, Belgium, Brazil, Canada, Columbia, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Peru, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and in many locations throughout the United States.

Results of Operations

   The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                                                    Three
                                                                   Months
                                                                    Ended
                                                                  March 31,
                                                                 -------------
                                                                 2001    2000
                                                                 -----   -----
   As a Percentage of Net Revenue:
     Product and software.......................................  90.8 %  89.8 %
     Service....................................................   9.2    10.2
                                                                 -----   -----
       Total revenue............................................ 100.0   100.0
     Product and software.......................................  24.9    33.8
     Service....................................................   5.3     6.7
                                                                 -----   -----
       Total cost of revenue....................................  30.2    40.5
                                                                 -----   -----
   Gross margin.................................................  69.8    59.5
                                                                 -----   -----
   Operating expenses:
     Research and development...................................  24.1    17.7
     Sales and marketing........................................  40.6    45.0
     General and administrative.................................  13.7     9.9
     Amortization of compensation...............................   3.3     5.6
     Amortization of goodwill & intangible assets...............  14.9     0.9
                                                                 -----   -----
       Total operating expenses.................................  96.6    79.1
                                                                 -----   -----
   Loss from operations......................................... (26.8)  (19.6)
   Other income, net............................................   4.5    16.7
                                                                 -----   -----
   Loss before provision for income taxes....................... (22.3)   (2.9)
   Provision for income taxes...................................  (0.5)    --
                                                                 -----   -----
   Net loss..................................................... (22.8)%  (2.9)%
                                                                 =====   =====

Net revenue

   Net revenue increased 148.9% to $61.2 million in the three months ended March 31, 2001 from $24.6 million in the three months ended March 31, 2000. The increase in product and software sales of 151.5% to $55.5 million in the three months ended March 31, 2001 from $22.1 million in the same three month period of 2000 was primarily attributable to sales of new products. Sales to Local Access customers, predominately of the softswitch for the Company's OpenAccess solution, contributed $32.5 million or approximately 53% of net revenue for the first quarter of 2001. Sales to the Enterprise market of products acquired as the result of the ACT Networks Inc. acquisition during the third quarter of 2000 including the NetPerformer products contributed $6.6 million, approximately 11% of net revenue during the first quarter of 2001. Sales to the Carrier market contributed $16.4 million or 27% of net revenue in the first quarter of 2001 as compared to $22.1 million or 90% of net revenue in the first quarter of 2000. Service revenue from maintenance and support increased by 125.8% to $5.7 million in the three months ended March 31, 2001 from $2.5 million for the same three month period of 2000. The increase in maintenance and support revenue is attributable to both the increase in product sales and the renewal of support contracts with existing customers.

Cost of Revenue

   Cost of revenue increased 86% to $18.5 million in the three months ended March 31, 2001 from $9.9 million in the three months ended March 31, 2000. This increase was primarily attributable to increased revenue. Product and software costs increased by 83% to $15.2 million in the three months ended March 31,

2001 from $8.3 million in the same period of 2000. Maintenance and support costs, increased by 98% to $3.2 million in the three months ended March 31, 2001 from $1.6 million in the same period of 2000 as we increased headcount to service the increased customer base. Gross margin increased to 70% for the first quarter of 2001, compared to 60% for the corresponding period in 2000 and 65% for the fourth quarter of 2000. The increase in gross margin was the result of a change in sales mix with approximately 50% of revenue attributable to software sales in the first quarter of 2001 as compared to 28% in the same period of 2000 and 41% in the fourth quarter of 2000.

   The mix of products we sell significantly impacts our gross margin. The sequential increase in sales of our software products both in absolute dollars and as a percentage of revenue has positively impacted our gross margin but we do not expect this trend to continue. We expect a significant negative impact on gross margin from the introduction of new hardware products and new versions of existing products. In particular the new OpenAccess solution is expected to generate a greater proportion of hardware revenue as the Local Access market moves into the next phase generating increased unit sales of the OpenAccess customer premises gateway (CPG) hardware devices. Our gross margins have also been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological changes and sales discounts and we expect these to continue. We expect gross margin to be adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which generally results in lower gross margins.

Research and Development Expenses

   Research and development expenses increased 240% to $14.8 million in the three months ended March 31, 2001 from $4.3 million in the three months ended March 31, 2000. Research and development expenses increased as a percentage of revenue to 24% for the three months ended March 31, 2001 from 18% in the three months ended March 31, 2000. The increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel to 278 at March 31, 2001 from 76 at March 31, 2000. Management expects research and development expenses to remain relatively the same as a percentage of revenue for the next quarter and then to decrease in the second half of 2001.

Sales and Marketing Expenses

   Sales and marketing expenses increased 125% to $24.8 million in the three months ended March 31, 2001 from $11.1 million in the three months ended March 31, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and increased public relations and other promotional expenses including increased participation in our annual customer summit held in Hawaii during January 2001. Sales and marketing expenses as a percentage of revenue decreased to 41% for the three months ended March 31, 2001 from 45% in the three months ended March 31, 2000. The decrease in sales and marketing costs as a percentage of revenue is attributable to the significant increase in revenue. We currently expect that sales and marketing expenses will decrease as a percentage of revenue during the remainder of 2001.


General and Administrative Expenses

   General and administrative expenses increased 245% to $8.4 million in the three months ended March 31, 2001 from $2.4 million in the three months ended March 31, 2000. General and administrative expenses as a percentage of revenue increased to 14% for the three months ended March 31, 2001 from 10% for the three months ended March 31, 2000. The absolute dollar increase in general and administrative expenses from period to period was largely attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization and bad debt write offs and increases in reserves for doubtful accounts. The general and administrative headcount increased to 155 at March 31, 2001 as compared to 56 at

March 31, 2000. The bad debt write-offs were $1.8 million and increases in reserve for doubtful accounts were $0.8 million during the three months ended March 31, 2001. We expect general and administrative expenses to decrease as a percentage of net revenue during the remainder of 2001.

Amortization of Compensation

   For the three months ended March 31, 2001, amortization of compensation was $2.0 million as compared to $1.4 million in the three months ended March 31, 2000. Amortization of compensation resulted from the granting of stock options to purchase common stock at prices below the deemed fair value of our common stock as well as the assumption of stock options through acquisition at prices below the deemed fair value of our common stock. The deferred compensation is being amortized using the graded method over the vesting period of the stock options.

   On February 14, 2001, the Company cancelled approximately 2.89 million outstanding options under a cancellation and re-grant program for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if not exercised before November 15, 2001. The options granted on February 15, 2001 are subject to variable accounting in accordance with the requirements of FIN 44 until they are exercised or expire. Additional options for approximately 1.13 million shares are expected to be granted under the program on August 16, 2001, at the then current fair market value. These additional options will vest monthly over a 24 month period and will have a 10 year term. The August grants will not be subject to variable accounting. There were no charges to earnings for the replacement stock options during the three months ended March 31, 2001 as the option prices were greater than the fair market value of the Company's stock on March 31, 2001. The replacement options could result in significant future charges to the Company.

Amortization of Goodwill and Other Intangibles

   Amortization of goodwill and purchased intangible assets for the three months ended March 31, 2001 was $9.8 million as compared to $0.2 million for the three months ended March 31, 2000. The goodwill and purchased intangible assets were the result of three purchase business combinations. One purchase was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the Peak Software and ACT Networks acquisitions in 2000. We are amortizing the goodwill and purchased intangible assets using the straight-line method over periods ranging from three to five years from the dates of acquisition.

Status of R&D projects acquired from ACT Networks

   We believe that the projections used in performing valuations with respect to the research and development projects acquired from ACT Networks are still materially valid, however, there can be no assurance that the projected results will be achieved. We expect to continue the development of each project not yet completed and believe that there is a reasonable chance of successful completion. However, if we do not successfully deploy commercially accepted technology or products based on the IPRD, our operating results could be adversely affected in future periods. Additionally, the value of other intangible assets could become impaired. There has been no change in expected costs through March 31, 2001. The following list provides the information regarding the status of research and development projects at the date of acquisition. (in millions):

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

Other Income, net

   Other income, net was $2.8 million in the three months ended March 31, 2001 as compared to $4.1 million in the three months ended March 31, 2000. The other income was primarily attributable to interest income earned on our cash, cash equivalents and other investments from the funds raised in our initial and secondary public offerings. Interest income in the first quarter of 2001 reflects lower cash and investment balances compared to the three months ended March 31, 2000 as well as a charge for impaired investments of $650,000. Management expects interest income to decrease in the remaining quarters of 2001 as cash resources are invested in working capital and capital expenditures.

Provision for Income Taxes

   The provision for income taxes of $315,000 for the three months ended March 31, 2001 and $25,000 for the three months ended March 31, 2000, consist of foreign income tax provided on the profits attributable to the Company's foreign operations and U.S. State taxes. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

Liquidity and Capital Resources

   In July 1999 we completed an initial public offering of our common stock and in November 1999 we completed a secondary public offering. These public offerings raised aggregate net proceeds of approximately $303 million.

   Net cash used in operating activities was $14.2 million in the three months ended March 31, 2001 compared to proceeds of $1.6 million from operating activities in the same period of 2000. The net cash used in operating activities in 2001 was principally the result of the net loss of $14 million, the increase in trade accounts receivable of $10.8 million and the increase in inventories of $9.9 million, partially offset by adjustments for amortization and depreciation of $15.5 million and increases in accounts payable and accrued liabilities of $5.6 million. Amortization expense has increased significantly as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. The increase in accounts receivable is the result of increased sales of new and existing products both through growth and acquisition. During the three month period ended March 31, 2001, we increased our allowance for doubtful accounts by $2.6 million to address potential exposures related to the slowdown in the economy and recognized bad debt write-offs totaling $1.8 million for a net change of $0.8 million. We had five customers individually contribute 10% or more of our net revenue for the three months ended March 31, 2001. In aggregate, these customers accounted for approximately 69% of net revenue during the three months ended March 31, 2001.

   Net cash provided by operating activities of $1.6 million for the first quarter of 2000 was attributable primarily to the net loss of $0.7 million, increases in inventories of $0.6 million, increases in accounts payable and accrued liabilities of $1.0 million and increases in deferred revenue of $0.2 million being offset by amortization and depreciation of $3.3 million, decreases in trade accounts receivable of $0.1 million and prepaid and other assets of $0.6 million. The increase in inventories at March 31, 2000 was in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The decrease in accounts receivable was primarily the result of improved collections as well as the conversion of $1.5 million into an equity investment.

   Net cash from investing activities was approximately $23.7 million in the first three months of 2001 as compared to $14.9 million used in investing activities for the same period in 2000. For 2001, $41.9 million of cash from investing activities resulted from the sale and maturity of investments, net of purchases as compared to $11.4 million invested in the purchase of investment securities net of sales and maturities during the same period in 2000. Cash used in investing activities during the first quarter of 2001 included a note receivable from a related party of $5.0 million and purchases of property and equipment and expenditures on leasehold improvements totaling $13.2 million. Cash used in investing activities for the three months ended March 31, 2000 was for purchase of property and equipment of $3.5 million.

   Net cash from financing activities was $0.3 million in the three months ended March 31, 2001 as compared to $1.0 million for the same period in 2000. The cash provided by financing activities was solely the proceeds from the exercise of employee stock options.

   As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued spending on capital expenditures and lease commitments during the remainder of 2001 at rates consistent with expenditures during the first quarter of 2001. We may also establish additional operations as we continue to expend globally.

   We believe that our current cash, cash equivalents and short-term investment balances of $228.1 million at March 31, 2001 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our current cash, cash equivalents and short-term investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain borrowings through a line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

   As of March 31, 2001, we had an accumulated deficit of $107 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. Generally, we expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

   We have experienced operating losses in each year since inception. The following table shows our operating losses for the periods indicated:

      Year ended
      December 31,                                                Operating Loss
      ------------                                                --------------
                                                                  (in thousands)
      2000.......................................................    $(70,274)
      1999.......................................................     (33,163)
      1998.......................................................      (5,824)
      1997.......................................................      (2,129)

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

   We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in our market are product quality, features, cost and customer relationships. Our current principal competitors include Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Sonus Networks, Nuera Communications Inc. and Vocal Tec Communications. Many of our large competitors have significantly larger market shares (as measured by ports shipped) and stronger relationships with service providers than we do. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. We also expect that other companies may enter our market with better products and technologies.

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

   Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From December 31, 2000 to March 31, 2001, the total number of our employees increased from approximately 850 to 1000. We expect our anticipated growth and expansion to continue to place strain on our management and operational and financial resources. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations.

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

   We have historically derived the majority of our revenue from a small number of customers. Five customers, Triumph Technologies, D-Link, Legend Networks
(HK) Ltd., Sun Moon Star and Cradle Technology Corp. each individually accounted for a significant portion of our revenue for the first quarter of 2001 at 28%, 11%, 10%, 10% and 10%, respectively. In the fiscal year 2000, Triumph Technologies at 10% was the only customer that accounted for 10% or more of our net revenues. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our direct sales and distribution channels, which would harm our ability to generate revenue.

   We believe that our future success is dependent upon our ability to expand our direct sales force and establish and manage successful relationships with a variety of international distribution partners. To date, we have entered into agreements with more than 30 distribution partners that accounted for approximately 76% of net revenue for the first quarter of 2001, 46% of revenue in the fiscal year 2000 and 16% of revenue in 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. To generate greater revenue from distributors, we must successfully manage our distributor relationships, which we cannot guarantee that we will be able to do in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

   International sales represented approximately 89% of revenue for the three months ended March 31, 2001, 73% of total revenue in 2000 and 54% of total revenue in 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations.

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

   We assemble and test our products at our facilities in Redwood City, California, Calabasas, California and in Manassas, Virginia. Based on volume or customer requirements, we may begin outsourcing some of our assembly and test functions. This outsourcing strategy involves risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was unable or unwilling to continue to manufacture and/or test our products in the required volumes, we would have to identify and qualify acceptable replacements. This process could be lengthy, and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

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

Our stock price is highly volatile.

   The trading price of our common stock has fluctuated significantly since our initial public offering in July 1999. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, announcements of strategic partnerships or new customers by us or our competitors, changes in financial estimates by securities analysts and other events or factors. Also, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, as evidenced by a fluctuation in our per share price on the Nasdaq National Market from a low of $10.00 to a high of $178.75 during the year ended December 31, 2000 and from a low of $6.75 to a high of $18.81 during the three months ended March 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

   Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2001 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

   We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $137 million at March 31, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

   We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of $13.8 million at March 31, 2001. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. During the three months ended March 31, 2001 we recorded impairment losses of $650,000 on investments.

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

   In April 2001, the Company adopted a three-tiered system of employee severance and change in control benefit plans covering non-executive employees (the "Employee Severance Plan"), executive officers (the "Executive Severance Plan") and senior executive officers (the "Senior Executive Severance Plan") of the Company. The Employee Severance Plan and the Executive Severance Plan provide for certain benefits if an eligible individual's employment with the Company is involuntarily terminated without cause within 13 months after a change in control of the Company. Under the Employee Severance Plan and Executive Severance Plan, specified employees are eligible to receive cash payments, continuation of health coverage and acceleration of vesting of stock options. The Senior Executive Severance Plan provides for certain benefits if an eligible individual's employment with the Company is involuntarily terminated without cause or constructively terminated within 13 months after a change in control of the Company. Under the Senior Executive Severance Plan, specified employees are eligible to receive cash payments equal to 24 months of base salary, continuation of health insurance for up to 24 months and 36 months acceleration of vesting of stock options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) The following exhibits are filed as part of this Form 10-Q:

 10.3  1999 Non-Employee Directors' Stock Option Plan, as amended, and Form of
       Nonstatutory Stock Option.

 10.23 Employment Agreement, dated March 5, 2001, by and between the registrant and Barry Forman.

 10.24 Employment Agreement, dated March 5, 2001, by and between the registrant and Simon Wong.

 10.25 Separation and Consulting Agreement, dated March 2, 2001, by and between the registrant and Richard J. Heaps.

 10.26 Senior Executive Change in Control Severance Benefit Plan, effective
       April 12, 2001.

 10.27 Executive Change in Control Severance Benefit Plan, effective April 12,
       2001.

 10.28 Stock Option Agreement by and between the registrant and Barry Forman.

   (b) Reports on Form 8-K. On February 15, 2001, the Company filed a Current Report on Form 8-K, dated February 7, 2001, announcing the adoption of a Share Purchase Rights Plan designed to guard against abusive takeover tactics.

                              CLARENT CORPORATION

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Clarent Corporation

                                                /s/ Jerry Shaw-Yau Chang
                                          By: _________________________________
                                                   Jerry Shaw-Yau Chang
                                                  Chief Executive Officer

                                                   /s/ Simon W. Wong
                                          By: _________________________________
                                                       Simon W. Wong
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Date: May 15, 2001