Form 10-Q
period 2001-06-30
CLARENT CORP/CA
filed 2001-08-14
CIK 1068292

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

   For the quarterly period ended June 30, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 40,685,480 at July 31, 2001.

   This report consists of 31 pages of which this page is number 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CLARENT CORPORATION

                                FORM 10-Q INDEX

                                                                       Page No.
                                                                       --------
Part I: Financial Information

  Item 1: Financial Statements (Unaudited)

    Condensed Consolidated Balance Sheets as of June 30, 2001 and
     December 31, 2000................................................     3

    Condensed Consolidated Statements of Operations for the Three and
     Six Month Periods Ended June 30, 2001 and 2000...................     4

    Condensed Consolidated Statement of Cash Flows for the Six Month
     Periods Ended June 30, 2001 and 2000.............................     5

    Notes to Unaudited Condensed Consolidated Financial Statements....     6

  Item 2: Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................    12

  Item 3: Quantitative and Qualitative Disclosures About Market Risk..    27

Part II: Other Information............................................    29

  Item 1: Legal Proceedings...........................................    29

  Item 4: Submission of Matters to a Vote of Security Holders.........    29

  Item 5: Other Information...........................................    29

  Item 6: Exhibits and Reports on Form 8-K............................    30

  Signatures..........................................................    31

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              CLARENT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)  (Audited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $158,109     $185,627
  Restricted cash......................................    10,000           --
  Short-term investments...............................    17,945       74,987
  Accounts receivable, net.............................    99,204       61,610
  Inventories..........................................    33,663       17,487
  Prepaid expenses and other current assets............    17,146       11,342
                                                         --------     --------
    Total current assets...............................   336,067      351,053
  Investments..........................................    12,370       14,479
  Property and equipment, net..........................    51,980       36,630
  Goodwill, net........................................    78,835       93,644
  Purchased intangible assets, net.....................    33,266       38,057
  Deferred tax assets..................................    16,306       15,988
  Other assets.........................................    13,359        4,517
                                                         --------     --------
                                                         $542,183     $554,368

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Line of credit.......................................  $ 10,014     $     --
  Accounts payable.....................................    24,549       14,337
  Deferred revenue.....................................    23,844       13,947
  Accrued liabilities..................................    25,439       29,386
  Restructuring accrual................................     5,011           --
                                                         --------     --------
    Total current liabilities..........................    88,857       57,670
Deferred tax liabilities...............................    14,920       14,534
Restructuring accrual--long term.......................     6,795           --

Stockholders' equity:
  Common stock.........................................   586,963      585,281
  Deferred compensation................................    (5,795)      (9,740)
  Accumulated other comprehensive loss.................      (975)        (326)
  Accumulated deficit..................................  (148,582)     (93,051)
                                                         --------     --------
    Total stockholders' equity.........................   431,611      482,164
                                                         --------     --------
                                                         $542,183     $554,368
                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                              CLARENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                         -----------------  -----------------
                                           2001     2000      2001     2000
                                         --------  -------  --------  -------
Net revenue:
  Product and software.................. $ 56,158  $25,255  $111,693  $47,333
  Service...............................    6,994    3,058    12,651    5,563
                                         --------  -------  --------  -------
    Total revenue.......................   63,152   28,313   124,344   52,896
Cost of revenue:
  Product and software..................   27,501    9,020    42,738   17,331
  Service...............................    5,048    2,080     8,296    3,718
                                         --------  -------  --------  -------
    Total cost of revenue...............   32,549   11,100    51,034   21,049
                                         --------  -------  --------  -------
  Gross profit..........................   30,603   17,213    73,310   31,847
                                         --------  -------  --------  -------
Operating expenses:
  Research and development..............   16,475    5,566    31,233    9,906
  Sales and marketing...................   24,801   11,819    49,626   22,874
  General and administrative............    8,239    2,583    16,651    5,024
  Amortization of compensation..........    1,925      932     3,945    2,310
  Amortization of goodwill & other
   intangibles..........................    9,109      225    18,218      451
  Restructuring costs...................   14,141       --    14,141       --
                                         --------  -------  --------  -------
    Total operating expenses............   74,690   21,125   133,814   40,565
                                         --------  -------  --------  -------
Loss from operations....................  (44,087)  (3,912)  (60,504)  (8,718)
Other income, net.......................    2,841    4,399     5,609    8,514
                                         --------  -------  --------  -------
Net income (loss) before provision for
 income taxes...........................  (41,246)     487   (54,895)    (204)
Provision for income taxes..............     (321)    (259)     (636)    (284)
                                         --------  -------  --------  -------
Net income (loss)....................... $(41,567) $   228  $(55,531) $  (488)
                                         ========  =======  ========  =======
Basic and diluted net income (loss)
per share............................... $  (1.03) $  0.01  $  (1.39) $ (0.02)
                                         ========  =======  ========  =======
Shares used in computing basic net
 income (loss) per share................   40,258   32,934    39,941   32,174
                                         ========  =======  ========  =======
Shares used in computing diluted net
 income (loss) per share................   40,258   38,166    39,941   32,174
                                         ========  =======  ========  =======

     See accompanying notes to condensed consolidated financial statements.

                              CLARENT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Operating activities:
  Net loss................................................. $(55,531) $   (488)
    Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
    Depreciation...........................................    9,202     3,481
    Amortization...........................................   23,545     2,761
    Changes in operating assets and liabilities:
      Accounts receivable..................................  (37,594)   (6,384)
      Inventories..........................................  (16,176)   (6,200)
      Prepaid expenses and other current assets............   (5,804)      (62)
      Other assets.........................................   (2,760)   (1,645)
      Accounts payable and accrued liabilities.............    6,665     8,799
      Deferred revenue.....................................    9,897       915
      Restructuring accrual................................   11,806        --
                                                            --------  --------
        Net cash provided by (used in) operating
         activities........................................  (56,750)    1,177
                                                            --------  --------
Investing activities:
  Purchases of short-term investments......................  (27,100)  (80,836)
  Purchases of long-term investments.......................   (2,291)       --
  Sale and maturities of investments.......................   84,121    45,609
  Sale of long term investments............................    3,000        --
  Note receivable from a related party.....................   (5,000)       --
  Purchases of property and equipment......................  (24,504)   (8,443)
                                                            --------  --------
        Net cash provided by (used in) investing
         activities........................................   28,226   (43,670)
                                                            --------  --------
Financing activities:
  Proceeds from line of credit.............................   10,000        --
  Proceeds from issuance of common stock...................    1,682     2,872
  Restricted cash..........................................  (10,000)       --
                                                            --------  --------
        Net cash provided by financing activities..........    1,682     2,872
                                                            --------  --------
Effect of exchange rate changes on cash and cash
 equivalents...............................................     (676)       54
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (27,518)  (39,567)
Cash and cash equivalents at beginning of period...........  185,627   238,724
                                                            --------  --------
Cash and cash equivalents at end of period................. $158,109  $199,157
                                                            ========  ========
Supplemental disclosure of non-cash investing activities:
  Common stock received in exchange for settlement of
   accounts receivable.....................................       --  $  1,500

     See accompanying notes to condensed consolidated financial statements.

                              CLARENT CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Clarent Corporation (the "Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000 and those included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

2. Financial Instruments

   Available-for-sale securities are carried at fair value, with the unrealized gains or losses reported as a separate component of stockholder's equity. Realized gains and losses on sales of available-for-sale securities were not material for the six months ended June 30, 2001.

3. Inventories

   Inventories are comprised of the following (in thousands):

                                                             June
                                                              30,   December 31,
                                                             2001       2000
                                                            ------- ------------
      Raw materials........................................ $16,227   $10,901
      Work-in-process......................................     110        83
      Finished goods.......................................  17,326     6,503
                                                            -------   -------
                                                            $33,663   $17,487
                                                            =======   =======

4. Long-Term Investments

   The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for $1.5 million received in settlement of accounts receivable, all of the Company's investments are valued at the cash paid for the equity received, net of impairment losses. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. During the first half of 2001, the Company recorded impairment losses of $1.4 million.

   Through June 30, 2001 the Company had invested $6.75 million in a venture capital management fund. The Company is committed to invest an additional $8.25 million in the venture capital management fund in future periods as to be determined by the fund manager. This investment is recorded at cost as the Company has virtually no influence over the operating and financial policies of the fund.

                              CLARENT CORPORATION

5. Comprehensive Income (Loss)

   The Company's total comprehensive income (loss) is as follows (in thousands):

                                               Three Months
                                                ended June       Six Months
                                                    30,        ended June 30,
                                               --------------  ---------------
                                                 2001    2000    2001    2000
                                               --------  ----  --------  -----
   Net income (loss).......................... $(41,567) $228  $(55,531) $(488)
   Other comprehensive income (loss):
     Translation adjustments..................     (372) (114)     (628)   (21)
     Unrealized gain (loss) on Investments....      (14)   16       (21)   (29)
                                               --------  ----  --------  -----
   Comprehensive income (loss)................ $(41,953) $130  $(56,180) $(538)
                                               ========  ====  ========  =====

6. Stockholders' Equity

   On June 7, 2001, the Company's stockholders approved an amendment to the 1999 Amended and Restated Equity Incentive Plan (the "1999 Plan") to increase the number of shares authorized for issuance by 1,000,000 shares from 17,780,431 shares to 18,780,431 including the 987,966 shares resulting from the evergreen provision of the 1999 Plan added on January 31, 2001.

   On February 14, 2001, the Company cancelled approximately 2.89 million outstanding options under an Option Cancellation and Regrant program (the "Program") for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if not exercised before November 15, 2001. The options granted on February 15, 2001 are subject to variable accounting in accordance with the requirements of Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25" (FIN 44) until they are exercised or expire. Additional options for approximately 938,000 shares are expected to be granted to remaining participants under the Program on August 17, 2001, at the then current fair market value. These additional options will vest ratably each month over a 24 month period and will have a 10 year term. The August grants will not be subject to variable accounting. In accordance with FIN 44, there were no charges to earnings for the replacement stock options during the six months ended June 30, 2001 as the option prices were greater than the fair market value of the Company's stock as of June 30, 2001.

   On February 7, 2001, the Company adopted a Share Purchase Rights Plan designed to guard against abusive takeover tactics.

7. Segments of an Enterprise and Related Information

   The Company develops, manufactures and sells software based Internet protocol (IP) communication solutions for IP networks. During the first quarter of 2001, the Company implemented a Business Unit organizational structure and has allocated the product and software revenue to the three different industry segments. The industry segments are defined as: Carrier, Enterprise and Local Access. These segments were established to enable increased focus on the marketing, product development and operational strategies for each different industry that the Company participates in. Service revenue was not allocated to the segments. The Company previously reported revenue as being derived from a single industry segment. In May and June 2001, the Company streamlined its operations, initially consolidating two of the three Business Units and subsequently reorganizing its workforce along functional lines. Notwithstanding these changes, the Company continues to report and track revenue for the three different industry segments: Carrier, Enterprise and Local Access.

                              CLARENT CORPORATION

   The prior year comparative information has been restated to reflect the revised structure. Net revenue for non-U.S. locations were substantially the result of export sales from the U.S. For the three and six months ended June 30, 2001, sales to customers in Taiwan contributed 48% and 53%, respectively, of total net revenue.

   Net revenue by geographic region and by Business Unit were as follows (in thousands):

                                                Three Months   Six Months ended
                                               ended June 30,      June 30,
                                               --------------- ----------------
                                                2001    2000     2001    2000
                                               ------- ------- -------- -------
Net Revenue by Geographic Region:
  United States............................... $ 4,114 $ 8,635 $ 11,030 $17,606
  Other Americas..............................   1,401   1,324    3,117   2,825
  Europe, Middle East & Africa................   8,559   4,924   13,623  10,744
  Asia Pacific................................  49,078  13,430   96,574  21,721
                                               ------- ------- -------- -------
    Total..................................... $63,152 $28,313 $124,344 $52,896
                                               ------- ------- -------- -------
Net Revenue by Business Unit:
  Product and software revenue
   Local Access............................... $36,222 $    -- $ 68,740 $    --
   Carrier....................................  15,244  25,255   31,612  47,333
   Enterprise.................................   4,692      --   11,341      --
                                               ------- ------- -------- -------
                                                56,158  25,255  111,693  47,333
  Service.....................................   6,994   3,058   12,651   5,563
                                               ------- ------- -------- -------
                                               $63,152 $28,313 $124,344 $52,896
                                               ======= ======= ======== =======

                              CLARENT CORPORATION

8. Net Income (Loss) Per Share

   Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period less outstanding shares subject to a right of repurchase by the Company. Diluted net income per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents. The following table sets forth the computation of basic and diluted income (loss) per share:

                                            Three Months     Six Months Ended
                                           Ended June 30,        June 30,
                                          -----------------  -----------------
                                            2001     2000      2001     2000
                                          --------  -------  --------  -------
                                           (in thousands, except per share
                                                      amounts)
   Numerator:
     Net loss...........................  $(41,567) $   228  $(55,531) $  (488)
                                          --------  -------  --------  -------
   Denominator:
     Weighted average shares
      outstanding.......................    40,258   33,075    39,941   32,483
     Less shares subject to repurchase..        --     (141)       --     (309)
                                          --------  -------  --------  -------
   Denominator for basic net income
    (loss) and diluted net loss per
    share...............................    40,258   32,934    39,941   32,174
                                          --------           --------  -------
     Effect of Dilutive Securities:
     Option.............................              5,090
     Warrants...........................                  1
     Shares subject to repurchase.......                141
                                                    -------
   Denominator for diluted net income
    per share...........................             38,166
                                                    -------
   Net income (loss) per share--basic...  $  (1.03) $  0.01  $  (1.39) $ (0.02)
                                          ========  =======  ========  =======
   Net income (loss) per share--
    diluted.............................  $  (1.03) $  0.01  $  (1.39) $ (0.02)
                                          ========  =======  ========  =======

   The Company has excluded all warrants for common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per share of common stock because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 2,091,000 and 2,478,000 for the three and six months ended June 30, 2001 and 5,232,000 and 6,156,000 for the three and six months ended June 30, 2000.

9. Note receivable from a Related Party

   In January 2001, the Company advanced $5 million to Clarent Finance, L.L.C., a leasing company, for a six year eleven percent junior subordinated debenture. The interest shall be accrued and will be repaid by November 30, 2006. The principal will be repaid in 16 equal quarterly payments of $312,500 each, commencing January 2003, to be repaid in full by November 30, 2006. The note is valued at cost and there have been no indicators of permanent impairment.

10. Line of credit

   During June, 2001 the Company obtained a $10 million line of credit with a financial institution. The entire balance had been borrowed and remained outstanding at June 30, 2001. The interest rate on this credit facility is variable and is equal to one-half of one percentage point above the prime rate (6.75% in total at June 30, 2001). Under the terms of this arrangement the Company must maintain a restricted cash balance of $10 million. The line of credit expires on June 30, 2002.

                              CLARENT CORPORATION

11. Income Taxes

   The provision for income taxes of $321,000 and $636,000 for the three and six month periods ended June 30, 2001 consist of foreign income tax provided on the profits attributable to the Company's foreign operations as well as U.S. state taxes. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

12. Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (FAS 133), as amended by FAS 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted FAS 133, beginning January 1, 2001 and it did not have an impact on the Company's results of operations or financial condition as the Company held no derivative financial instruments and did not engage in hedging activities.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combination" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $29.7 million ($0.73 per share) per year.

   The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal 2001. During 2002, the Company will test goodwill for impairment under the new rules applying a fair value based test. Through the end of fiscal 2001, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

13. Restructuring Accruals and Inventory Write-Down

   On August 10, 2000 the Company acquired ACT Networks, Inc., a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. In accordance with a plan that existed at the time of the acquisition, the Company established accruals for merger related restructuring costs. At June 30, 2001, $7.8 million in accruals remained. These accruals are to provide $4.0 million for the costs of exiting non-cancelable operating leases for the Calabasas, California manufacturing facility, $2.6 million for excess inventory to be scrapped upon discontinuation of certain product lines, $0.3 million for involuntary employee termination costs related to duplicative management personnel in the ACT organization and $0.9 million in fixed assets disposition costs for disposal of manufacturing equipment and leasehold improvements in the Calabasas facility. These costs relate to the plan to exit the manufacturing activities at the Calabasas facility through discontinuation of certain product lines and the outsourcing of manufacturing for the remaining products. The Company has outsourced the enterprise products to a contract manufacturer and ceased production at the Calabasas facility at the end of the second quarter of 2001. We are currently disposing of the remaining manufacturing equipment. During the six months ended June 30, 2001, severance costs of $0.8 million were charged against the accrual.

                              CLARENT CORPORATION

   On May 14, 2001, the Company announced a reduction in workforce by approximately 10% and a streamlining of its business units to achieve cost savings and operating efficiencies in accordance with previously stated goals. The Company recorded a restructuring charge related to the reduction in workforce and excess facilities of approximately $14.1 million in the second quarter of 2001. This charge includes $2.9 million of severance and other employee related costs for approximately 90 employees and 20 contractors, an accrual for excess facility space of $10.8 million for losses incurred to sub-lease an excess facility and approximately $0.4 million of other exit costs. At June 30, 2001, the remaining restructuring accrual was $11.8 million as approximately $1.7 million in severance and other employee related costs had been made. The entire $14.1 million charge is expected to be paid in cash through July 2006.

   A charge for inventory write-downs totaling $6.1 million was taken during the second quarter of 2001 reflecting the redirection of the Company's focus towards different product lines.

14. Subsequent Events

 Restructuring

   On July 19, 2001 the Company announced that it will refine its focus on the "last mile" or local access market, and that in connection with this sharpened focus, the Company adopted a functional organizational structure. As a result, the Company announced the reducing of its workforce by approximately 27%. An estimate of the costs associated with this restructuring has not been determined.

 Convertible Bridge Note

   In July 2001, the Company advanced, pursuant to a convertible bridge note, approximately $38 million to a value added service provider partner. The note matures in six months, provides for interest at the rate of five percent (5%) per annum and is convertible, at the holder's option, into securities of the debtor at the price set forth in the debtor's next financing. In connection with the bridge loan investment, the Company also entered into a partnership agreement with the value added service provider. The Company may permit others to assume a portion of this bridge loan investment.

15. Litigation (lawsuits)

   Beginning July 12, 2001, a number of purported stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. These lawsuits are essentially identical and purport to bring suit on behalf of all purchasers of our common stock between July 1, 1999, the date of our initial public offering, and December 6, 2000 or July 2, 2001. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters
(i) allegedly required several investors who wanted large allocations of public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and (ii) allegedly required investors to agree to buy shares of our securities after the public offering was completed at predetermined prices as a precondition to obtaining public offering allocations. As a result of the alleged omissions in our prospectus, the plaintiffs claim violations of Sections 11, 15 and 20 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended. We anticipate that these cases will be consolidated into a single class action. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.

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

Overview

   Clarent Corporation is a leading provider of software-based communications solutions that take advantage of the flexibility and universal reach of Internet Protocol (IP) communications networks, the most prominent of which is the public network known as the Internet. Our software-based solutions, in conjunction with our hardware, or equipment provided by others, enable service providers to deliver simultaneous transmission of voice, fax and data over IP networks.

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

   We sell our products both through distributors and our direct sales force. We have sales and support personnel based in many countries, including:
Argentina, Australia, Belgium, Brazil, Canada, Columbia, Dubai, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, the People's Republic of China, Peru, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, the United Kingdom and in many locations throughout the United States.

Results of Operations

   The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                                   Three
                                                  Months       Six Months
                                                Ended June     Ended June
                                                    30,            30,
                                                -------------  -------------
                                                2001    2000   2001    2000
                                                -----   -----  -----   -----
   As a Percentage of Net Revenue:
     Product and software......................  88.9%   89.2%  89.8%   89.5%
     Service...................................  11.1    10.8   10.2    10.5
                                                -----   -----  -----   -----
       Total revenue........................... 100.0   100.0  100.0   100.0
     Product and software......................  43.5    31.9   34.3    32.8
     Service...................................   8.0     7.3    6.7     7.0
                                                -----   -----  -----   -----
       Total cost of revenue...................  51.5    39.2   41.0    39.8
                                                -----   -----  -----   -----
   Gross margin................................  48.5    60.8   59.0    60.2
                                                -----   -----  -----   -----
   Operating expenses:
     Research and development..................  26.1    19.7   25.1    18.7
     Sales and marketing.......................  39.3    41.7   39.9    43.2
     General and administrative................  13.0     9.1   13.4     9.5
     Amortization of compensation..............   3.1     3.3    3.2     4.4
     Amortization of goodwill & intangible
      assets...................................  14.4     0.8   14.7     0.9
     Restructuring costs.......................  22.4      --   11.4      --
                                                -----   -----  -----   -----
       Total operating expenses................ 118.3    74.6  107.7    76.7
                                                -----   -----  -----   -----
   Loss from operations........................ (69.8)  (13.8) (48.7)  (16.5)
   Other income, net...........................   4.5    15.5    4.5    16.1
                                                -----   -----  -----   -----
   Net income (loss) before provision for
    income taxes............................... (65.3)    1.7  (44.2)   (0.4)
   Provision for income taxes..................  (0.5)   (0.9)  (0.5)   (0.5)
                                                -----   -----  -----   -----
   Net income (loss)........................... (65.8)%   0.8% (44.7)%  (0.9)%
                                                =====   =====  =====   =====

Net revenue

   Net revenue increased 123% to $63.2 million in the three months ended June 30, 2001 from $28.3 million in the three months ended June 30, 2000. Net revenue for the six months ended June 30, 2001 increased by 135% to $124.3 million from $52.9 million for the same period in 2000. The increase in product and software sales of 122% to $56.2 million in the three months ended June 30, 2001 from $25.3 million in the three month period ended June 30, 2000 and of 136% to $111.7 million in the six months ended June 30, 2001 from $47.3 million in the six months ended June 30, 2000 was primarily attributable to sales of new products. Sales to Local Access customers, predominately of the softswitch for the Company's OpenAccess solution, contributed $36.2 million or approximately 57% of net revenue for the first quarter of 2001 and $68.7 million or approximately 55% of net revenue for the six months ended June 30, 2001. Sales to the Enterprise market of products acquired as the result of the ACT Networks Inc. acquisition in August 2000, including the NetPerformer products, contributed $4.7 million and $11.3 million, approximately 7% and 9% of net revenue during the three and six month periods ended June 30, 2001. Sales to the Carrier market contributed $15.2 million and $31.6 million or 24% and 25% of net revenue in the three and six month periods ended June 30, 2001 as compared to $25.3 million and $47.3 million or 89% and 89% of net revenue in the three and six month periods ended June 30, 2000. Service revenue from maintenance and support increased by 129% and 127% to $7.0 million and $12.7 million in the three and six month periods ended June 30, 2001 from $3.1 million and $5.6 million for the three and six month periods ended June 30, 2000. The increase in maintenance and support revenue is attributable to both the increase in product sales and the renewal of support contracts with existing customers. Two customers accounted for approximately 42% in aggregate of our net revenue for the six months ended June 30, 2001. A significant portion of our revenue was derived from sales to customers in Taiwan (53%) during the six months ended June 30, 2001.

Cost of Revenue

   Cost of revenue increased approximately 193% and 142% to $32.5 million and $51.0 million in the three and six months ended June 30, 2001 from $11.1 million and $21.0 million in the three and six months ended June 30, 2000. This increase was primarily attributable to increased revenue. Product and software costs increased by 205% and 147% to $27.5 million and $42.7 million in the three and six months ended June 30, 2001 from $9.0 million and $17.3 million in the same periods of 2000. Maintenance and support costs increased by 143% and 123% to $5.0 million and $8.3 million in the three and six months ended June 30, 2001 from $2.1 million and $3.7 million in the same periods of 2000 as we increased headcount to service the increased customer base. Gross margin decreased to 48.5% and 59.0% for the three and six month periods ended June 30, 2001 compared to 60.8% and 60.2% for the corresponding periods in 2000. The decrease in gross margin was largely due to a one time charge to write down inventory during second quarter 2001 of $6.1 million or 10% and 5% of gross margin for the three and six month periods ended June 30, 2001 as a result of changes in forecasted demand which led to our decision to discontinue the sale of certain products. Our gross margins have also been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological changes and sales discounts and we expect these to continue in the future.

   We also experienced a negative impact on gross margin as compared to prior periods from the introduction of new hardware and software products and new versions of existing products. In particular the new OpenAccess solution contributed a significant proportion of hardware revenue at a lower margin than we have historically experienced. We expect gross margin to be adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which may result in lower gross margins.

Research and Development Expenses

   Research and development expenses increased 196% and 215% to $16.5 million and $31.2 million in the three and six months ended June 30, 2001 from $5.6 million and $9.9 million in the three and six months ended June 30, 2000. Research and development expenses increased as a percentage of revenue to 26.1% and 25.1% for the three and six months ended June 30, 2001 from 19.7% and 18.7% in the three months ended June 30, 2000. The increases in research and development expenses from period to period were attributable primarily to increases in the number of research and development employees, excluding contractors, to 287 at June 30, 2001 from 104 at June 30, 2000.

Sales and Marketing Expenses

   Sales and marketing expenses increased 110% and 117% to $24.8 million and $49.6 million in the three and six months ended June 30, 2001 from $11.8 million and $22.9 million in the three and six months ended June 30, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and increased public relations and other promotional expenses. Sales and marketing expenses as a percentage of revenue decreased to 39.3% and 39.9% for the three and six months ended June 30, 2001 from 41.7% and 43.2%% in the three and six months ended June 30, 2000. The decrease in sales and marketing costs as a percentage of revenue is attributable to the significant increase in revenue.

General and Administrative Expenses

   General and administrative expenses increased 219% and 231% to $8.2 million and $16.7 million in the three and six months ended June 30, 2001 from $2.6 million and $5.0 million in the three and six months ended June 30, 2000. General and administrative expenses as a percentage of revenue increased to 13.0% and 13.4% for the three and six months ended June 30, 2001 from 9.1% and 9.5% for the three and six months ended June 30, 2000. The absolute dollar increase in general and administrative expenses from period to period was largely attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization and an increase in the reserve for doubtful accounts in connection with the higher sales and accounts receivable balances. The general and administrative employee headcount increased to 117 at June 30, 2001 as compared to 60 at June 30, 2000. The bad debt expense was $2.0 million and $4.6 million during the three months and six months ended June 30, 2001 as compared to $95,000 and $225,000 during the three and six month periods ended June 30, 2000.

Amortization of Compensation

   For the three and six months ended June 30, 2001, amortization of compensation was $1.9 million and $3.9 million as compared to $0.9 million and $2.3 million in the three and six months ended June 30, 2000. Amortization of compensation resulted from the grant of stock options to purchase common stock at prices below the deemed fair value as well as the assumption of stock options through acquisition at prices below the deemed fair value of our common stock. The deferred compensation is being amortized using the graded method over the vesting period of the stock options.

   On February 14, 2001, the Company cancelled approximately 2.89 million outstanding options under an Option Cancellation and Regrant program (the "program") for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if not exercised before November 15, 2001. The options granted on February 15, 2001 are subject to variable accounting in accordance with the requirements of FIN 44, as defined in Note 12, until they are exercised or expire. Additional options for approximately 938,000 shares are expected to be granted to remaining participants under the program on August 17, 2001, at the then current fair market value. These additional options will vest ratably each month over a 24 month period and will have a 10 year term. The August grants will not be subject to variable accounting. There were no charges to earnings for the replacement stock options during the six months ended June 30, 2001 as the option prices were greater than the fair market value of the Company's stock as of June 30, 2001. The replacement options could result in significant future charges to the Company, if the fair market value of the Company's stock becomes higher than the grant price of $13.625 per share.

Amortization of Goodwill and Other Intangibles

   Amortization of goodwill and purchased intangible assets for the three and six months ended June 30, 2001 was $9.1 million and $18.2 million as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2000. The goodwill and purchased intangible assets were the result of three purchase business combinations. One purchase was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the Peak Software and ACT Networks acquisitions in 2000. We are amortizing the goodwill and purchased intangible assets using the straight-line method over periods ranging from three to five years from the dates of acquisition.

Status of R&D projects acquired from ACT Networks

   We believe that the projections used in performing valuations with respect to the research and development projects acquired from ACT Networks are still materially valid, however, there can be no assurance that the projected results will be achieved. We expect to continue the development of each project not yet completed with the exception of the DynaStar project and believe that there is a reasonable chance of successful completion. However, if we do not successfully deploy commercially accepted technology or products based on the IPRD, our operating results could be adversely affected in future periods. Additionally, the value of other intangible assets could become impaired. During July, 2001 we announced a restructuring and as part of this restructuring plan the DynaStar project has been discontinued. The impairment of the intangible assets will be recognized in the third quarter of 2001.

   The following list provides the information regarding the status of research and development projects at the date of acquisition. There has been no change in expected costs through June 30, 2001 with the exception of the DynaStar project. (in millions):

                                         Estimated costs
                                           to complete    Expected    Expected
                                           at time of     Costs at    Date of
                                           acquisition   Completion  Completion
                                         --------------- ---------- ------------
   NetPerformer.........................      $3.9          $3.9      Q3 2001
   SX-10................................      $0.8          $0.8      Q4 2001
   DynaStar.............................      $0.8           n/a    Discontinued

Other Income, net

   Other income, net was $2.8 million and $5.6 million in the three and six months ended June 30, 2001 as compared to $4.4 million and $8.5 million in the three and six months ended June 30, 2000. The other income was primarily attributable to interest income earned on our cash, cash equivalents and other investments from the funds raised in our initial and secondary public offerings. Interest income in the first half of 2001 reflects lower cash and investment balances as compared to 2000 as well as charges for impaired investments of $750,000 and $1.4 million for the three and six month periods ended June 30, 2001. Management expects interest income to decrease in the remaining quarters of 2001 as cash resources are invested in working capital and capital expenditures.

Provision for Income Taxes

   The provisions for income taxes of $321,000 and $636,000 for the three and six months ended June 30, 2001 and $259,000 and $284,000 for the three and six months ended June 30, 2000, consist of foreign income tax provided on the profits attributable to the Company's foreign operations and U.S. State taxes. Our effective tax rates differed from the combined federal and state statutory rates predominantly as a result of acquisition charges that were non-deductible for tax purposes.

Liquidity and Capital Resources

   In July 1999 we completed an initial public offering of our common stock and in November 1999 we completed a secondary public offering. These public offerings raised aggregate net proceeds of approximately $303 million.

   Net cash used in operating activities was $56.8 million in the six months ended June 30, 2001 compared to proceeds of $1.2 million from operating activities in the same period of 2000. The net cash used in operating activities in 2001 was principally the result of the net loss of $55.5 million, the increase in trade accounts receivable of $37.6 million, the increase in inventories of $16.2 million and increases in prepaid and other assets of $8.6 million partially offset by adjustments for amortization and depreciation of $32.8 million, increases in accounts payable and accrued liabilities of $6.7 million, increases in deferred revenue of $9.9 million and the increase in the restructuring accrual of $11.8 million. Amortization expense has increased significantly as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. The increase in accounts receivable and deferred revenue are the result of increased sales of new and existing products and services both through growth and acquisitions and an increase in the aging of receivables with DSO at approximately 143 days at June 30, 2001 as compared to 104 days at December 31, 2000. The increase in inventory is largely due to a ramp up in purchasing to meet demand forecasts for a sales mix of certain products that was not achieved.

   Net cash provided by operating activities of $1.2 million for the six months ended June 30, 2000 was attributable primarily to the net loss of $0.5 million, increases in accounts receivable of $6.4 million, increases in inventories of $6.2 million and increases in prepaid and other current assets of $1.6 million offset by amortization and depreciation of $6.2 million, increases in accounts payable and accrued liabilities of $8.8 million and an increase in deferred revenue of $0.9 million. The increase in inventories at June 30, 2000 was in anticipation of expected growth in product revenue as well as to offset limited supply issues. The increase in accounts receivable was directly attributable to a significant portion of our increased revenue occurring during the last month of the period.

   Net cash from investing activities was approximately $28.2 million in the first six months of 2001 as compared to $43.7 million used in investing activities for the same period in 2000. For 2001, $57.7 million of cash from investing activities resulted from the sale and maturity of investments, net of purchases, as compared to $35.2 million invested in the purchase of investment securities, net of sales and maturities, during the same period in 2000. Cash used in investing activities during the six months ended June 30, 2001 included a note receivable from a related party of $5.0 million and purchases of property and equipment and expenditures on leasehold improvements totaling $24.5 million. Cash used in investing activities for the three months ended June 30, 2000 included purchases of property and equipment totaling $8.4 million.

   Net cash from financing activities was $1.7 million in the six months ended June 30, 2001 as compared to $2.9 million for the same period in 2000. The cash provided by financing activities during the six months ended June 30, 2001 included proceeds from a line of credit of $10 million, restricted cash of $10 million and $1.7 million in proceeds from the exercise of employee stock options and employee stock purchase plans. The proceeds from employee stock plans accounted for $2.9 million from financing activities during the first six months of 2000.

   As of June 30, 2001, our principal commitments consisted of a secured line of credit and obligations outstanding under operating leases. We currently have no material commitments for capital expenditures.

   We believe that our current cash, cash equivalents, restricted cash and short-term investment balances of $168.1 million at June 30, 2001 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our current cash, cash equivalents and short-term investment balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain additional borrowings through our line of credit. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

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

   As of June 30, 2001, we had an accumulated deficit of $148.6 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. Generally, in the long term, we expect to continue to increase capital expenditures and our research and development, sales and marketing and general and administrative expenses. We will need to generate significant revenue growth to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

   We have experienced operating losses in each year since inception. The following table shows our operating losses for the periods indicated:

         Operating Loss Period
            (in thousands)                                  Period
         ---------------------                  ------------------------------
               $(60,504)                        Six months ended June 30, 2001
                (70,274)                        Year ended December 31, 2000
                (33,163)                        Year ended December 31, 1999
                 (5,824)                        Year ended December 31, 1998
                 (2,129)                        Year ended December 31, 1997

Our operating results are volatile, and an unanticipated decline in revenue may disproportionately affect our net income or loss in a quarter.

   Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. As a result, our future operating results are difficult to predict. Further, we incur expenses relying in significant part on our expectations of our future revenue. As a result of this and as a result of continued integration of acquired operations, our expense levels may increase in the short term. Therefore, an unanticipated decline in revenue for a particular quarter may disproportionately affect our net income or loss in that quarter.

   Any of the above factors could harm our business, financial condition and results of operations. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of our future performance.

If we do not reduce costs, introduce new products or increase sales volume, our gross margin may decline.

   We have experienced significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. We anticipate that the average selling prices of our products will decrease and fluctuate in the future in response to the same factors. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. To date, the erosion in the average selling prices has not had a material effect on our business. However, we cannot be certain that the erosion in the average selling prices will not affect our business in the future. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations. In furtherance of our cost reduction efforts, we recently restructured our focus to concentrate on the local access market, and in connection with this sharpened focus, adopted a functional organizational structure, resulting in a reduction of our workforce. If management is unable to utilize our reduced workforce effectively, our financial results may suffer.

If the strategic restructuring of our organization is not effective, our financial results and business could suffer.

   In response to changes in industry and market conditions we are restructuring, and may continue to restructure, our activities to more strategically realign our resources and improve our operational efficiency. Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment which my not prove to be accurate. Our restructuring plan has involved the implementation of a number of initiatives to streamline our business, improve operational efficiency and refine our focus on the local access or "last mile" markets. We cannot assure you that our restructuring plan will result in sufficient cost reduction or greater operational efficiency in light of current or future capital markets and telecommunications industry conditions. As well, we cannot assure you that we will not be required to refine, expand or extend our restructuring plan, or that we will improve our operational efficiency as a result of our restructuring plan. In addition, we cannot assure you that we will be able to successfully utilize our reduced workforce resources effectively or that our management will be effective during our restructuring. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could adversely affect our business, results of operations and financial condition.

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

   While our products currently connect to the traditional telephone system using standard interfaces, an increasing number of our customers have requested that our products interoperate with competing IP telephony products from other vendors. The interoperability standards for IP telephony equipment are evolving. We have developed only initial interoperable solutions, but if we are unable to provide or maintain our customers' interoperable solutions with other vendors' products, they may seek vendors who provide greater product interoperability. This could seriously harm our business, financial condition and results of operations.

If we lose key personnel, we may not be able to operate our business successfully.

   Competition for technical personnel in the high-technology industry is intense, despite current economic conditions. Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. We may find it more difficult to attract or retain qualified personnel as a result of our recent reduction in workforce and restructuring. In addition, if management is unable to utilize reduced resources effectively, our ability to compete effectively may be impaired. We will need to expand our sales operations and marketing operations in order to increase market awareness of our products and generate increased revenue. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the design and installation of IP telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We will need to continue to increase the number of service and support staff to support new customers and the expanding needs of existing customers. Competition for personnel is intense, especially in the San Francisco Bay Area where we maintain our headquarters. We cannot be certain that we will successfully attract and retain additional qualified personnel. In addition, our key person life insurance policy, covering some of our key employees, may be insufficient to cover the costs associated with the loss of one of these employees.

Our failure to integrate successfully our acquired companies could prevent us from operating efficiently.

   We have been involved, and may in the future be involved, in a number of acquisition transactions. These transactions have been motivated by many factors, including our desire to acquire skilled personnel, our desire to obtain new technologies and our desire to expand and enhance our product and services lines. Growth through acquisition has several identifiable risks, including difficulties associated with successfully integrating the previously distinct businesses into a single unit, the substantial management time devoted to integrating the companies, the possibility that we might not be successful in retaining the employees of the acquired companies, undisclosed liabilities, the failure to realize anticipated benefits (such as cost savings and synergies) and issues related to product transition (such as distribution, engineering and customer support). Realization of any of these risks in connection with our acquisitions could have a material adverse effect on our business, operating results, and financial condition.

Our failure to effectively manage our rapid growth and recent strategic restructuring could negatively affect our results of operations.

   Since we began commercial shipment of our products in March 1997, we have experienced a period of rapid growth and expansion that is significantly straining all of our resources. From December 31, 2000 to June 30, 2001, the total number of our employees increased from approximately 800 to 927. Despite our recent reduction in force, we expect our anticipated growth and implementation of organizational restructuring will place strain on our management, and operational and financial resources. The success of our organizational restructuring depends on the ability of management to utilize reduced resources effectively. We may not be able to implement our strategic focus on the local access or our "last mile" market in an efficient and timely manner. Delays in streamlining our operations during our transition to the local access market focus may impair our ability to accurately forecast sales demand, manage our product inventory, and record and provide support services to our customers. Our inability to manage growth and organizational restructuring effectively could seriously harm our business, financial condition and results of operations.

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

   We have historically derived the majority of our revenue from a small number of customers. Two customers, Triumph Technologies and Cradle Technology Corporation individually accounted for 34% and 13% of our revenue for the quarter ended June 30, 2001 and 31% and 11% for the six months ended June 30, 2001. In the fiscal year 2000, Triumph Technologies at 10% was the only customer that accounted for 10% or more of our net revenues. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

We may not be able to expand our distribution and direct sales channels, which would harm our ability to generate revenue.

   We believe that our future success is dependent upon our ability to establish and manage successful relationships with a variety of domestic and international distribution partners and key personnel with our direct sales force. To date, we have entered into agreements with more than 30 distribution partners that accounted for approximately 60% and 68% of net revenue for the three and six month periods ended June 30 2001, 46% of revenue in the fiscal year 2000 and 16% of revenue in 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. To generate greater revenue from distributors, we must successfully manage our distributor relationships, which we cannot guarantee that we will be able to do in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

   International sales represented approximately 91% of revenue for the six months ended June 30, 2001, 73% of total revenue in 2000 and 54% of total revenue in 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations.

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

   We currently have sales and support personnel based in may countries, including: Argentina, Australia, Belgium, Brazil, Canada, Colombia, Dubai, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, Peru, the People's Republic of China, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. We intend to expand the scope of our international operations, which will require us to enhance our communications infrastructure and may include the establishment of overseas assembly operations. If we are unable to expand our international operations effectively and quickly, we may be unable to successfully market, sell, deliver and support our products internationally.

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

   We cannot be certain that the sales cycle for our products will not lengthen in the future. In addition, the emerging and evolving nature of the IP telephony market may cause prospective customers to delay purchase decisions as they evaluate new technologies, test our products and develop and implement new systems. As the average order size for our products grows, the process for approving purchases is likely to become more complex, leading to potential delays in receipt of these orders. As a result, our long and unpredictable sales cycle contributes to the uncertainty of our future operating results.

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

Our dependence on third party manufacturers may result in product delivery delays.

   We license technology that is incorporated into our products from third party manufacturers, including AudioCodes, Ltd. and Natural Microsystems. If these vendors fail to supply us with their components on a timely basis, we could experience significant delays in shipping our products. Although we believe there are other sources for this licensed technology, any significant interruption in the supply or support of any licensed technology could seriously harm our sales, unless and until we can replace the functionality provided by this licensed technology. Also, because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver reliable products, support these products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could seriously harm our business, financial condition and results of operations.

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

   We assemble and test our products at our facilities in Redwood City, California and in Manassas, Virginia. We have outsourced some of our assembly and test functions.

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

Our operations may be adversely affected by the California energy crisis.

   We have various facilities located in California, including our principal facilities in Redwood City. Some of our suppliers are also located in California. The energy crisis that has resulted in disruptions in power supply and increases in utility costs could disrupt our operations and the operations of our suppliers. We, or our suppliers, may experience additional power disruptions, power rationing and significantly higher costs of energy in California and be unable to continue operations. Any such interruption in operations could harm our ability to service and retain existing customers and may inhibit our ability to obtain new customers, and could result in lost revenue, any of which could adversely affect our financial condition.

Fluctuations in the values of foreign currencies could have a negative impact on our profitability.

   Due to our international operations, we incur expenses in a number of currencies. We do not currently engage in currency hedging activities to limit the risks of exchange rate fluctuations. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, financial condition and results of operations. All of our sales, including international sales, are currently denominated in U.S. dollars. However, we do not expect that future international sales will continue to be denominated in U.S. dollars. Fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive than local product offerings.

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

   We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure through confidentiality agreements to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. If we fail to protect our intellectual property rights adequately, it would be easier for our competitors to sell competing products.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our products.

   We believe there is a risk that third parties have filed, or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If we are unable to obtain the license or acceptable terms, we may be unable to market our products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business, financial condition and results of operations.

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

Our stock price is highly volatile.

   The trading price of our common stock has fluctuated significantly since our initial public offering in July 1999. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, announcements of strategic partnerships or new customers by us or our competitors, changes in financial estimates by securities analysts and other events or factors. Also, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, as evidenced by a fluctuation in our per share sale price on the Nasdaq National Market from a low of $10.00 to a high of $178.75 during the year ended December 31, 2000 and from a low of $6.62 to a high of $18.81 during the six months ended June 30, 2001.

We currently are and may in the future be the target of securities class action or other litigation, which could be costly and time consuming to defend.

   In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We currently are the target of several securities class action claims and may in the future be the target of similar litigation. In addition, our acquisition activity may involve us in disputes from time to time. Further, we may be the target of employment litigation in connection with our recent reduction in workforce. Litigation that may arise from these disputes may lead to further volatility in our stock price and/or may result in our being the target of additional securities class action litigation. Securities litigation and other litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business, financial condition and results of operations.

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

  . establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

  . establishing a classified board of directors requiring that members of the board of directors be elected in different years.

   In addition, in February 2001, we adopted a shareholder rights plan which may discourage, delay or prevent a merger that a stockholder may consider favorable. We are also subject to certain provisions of Delaware law that could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

   Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country's local currency and therefore are subject to foreign currency exchange risk; however, through June 30, 2001 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

   We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of $90.2 million at June 30, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies, including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 0.2%) in the fair market value of our available-for-sale securities.

   We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of $12.4 million at June 30, 2001. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. During the six months ended June 30, 2001 we recorded impairment losses of $1.4 million on investments.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Beginning July 12, 2001, a number of purported stockholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and certain underwriters of our initial public offering. These lawsuits are essentially identical and purport to bring suit on behalf of all purchasers of our common stock between July 1, 1999, the date of our initial public offering, and December 6, 2000 or July 2, 2001. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that certain underwriters
(i) allegedly required several investors who wanted large allocations of public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and (ii) allegedly required investors to agree to buy shares of our securities after the public offering was completed at predetermined prices as a precondition to obtaining public offering allocations. As a result of the alleged omissions in our prospectus, the plaintiffs claim violations of Sections 11, 15 and 20 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended. We anticipate that these cases will be consolidated into a single class action. We believe that we have meritorious defenses and intend to vigorously defend ourselves against these allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 7, 2001, we held our Annual Meeting of Stockholders (the "Meeting") in Redwood City, California. At the Meeting, the stockholders approved three proposals. The first proposal related to the election of two directors, Messrs Michael F. Vargo and William E. Barker, to hold office until the 2004 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

                                                                       Authority
                              Name                             For     Withheld
                              ----                          ---------- ---------
      Michael F. Vargo..................................... 28,956,602 2,399,855
      William E. Barker.................................... 31,250,296   106,161

   The second proposal related to the approval of an amendment to our 1999 Amended and Restated Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares, from 17,780,431 shares to 18,780,431 shares including the 987,966 shares resulting from the evergreen provision of the plan. The third proposal related to the ratification of the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001. At the Meeting, our stockholders approved each proposal. The following table contains the tabulation for or against each proposal as well as the abstentions and broker non-votes with respect to each proposal.

                                                                          Broker
                                                                           Non-
                     Proposal                   For      Against  Abstain Votes
                     --------                ---------- --------- ------- ------
      Proposal 2............................ 26,657,425 6,728,487  91,382    0
      Proposal 3............................ 32,706,467    55,626 715,201    0

ITEM 5. OTHER INFORMATION

   We have revised our Insider Trading Policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Certain of our directors, officers and employees, including Jerry Shaw-Yau Chang and Michael F. Vargo, have established or may in the future establish such programs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) The following exhibits are filed as part of this Form 10-Q:

    10.29 Separation and Consulting Agreement, dated July 19, 2001, by and between the registrant and
          Barry Forman.

    10.30 Offer Letter, dated May 31, 2001, by and between the registrant and Steven D'Alencon.

    10.31 Separation Agreement, dated May 10, 2001, by and between the registrant and Mark McIlvane.

   (b) Reports on Form 8-K.

   There were no reports on Form 8-K filed by the registrant during the fiscal quarter ended June 30, 2001.

                              CLARENT CORPORATION

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Clarent Corporation

                                                  /s/ Michael F. Vargo
                                          By: _________________________________
                                                     Michael F. Vargo
                                                  Chief Executive Officer

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

Date: August 14, 2001