Form 10-Q/A
period 2000-03-31
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26441

CLARENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0433687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Chesapeake Drive

Redwood City, California 94063
(Address of principal executive offices and zip code)

(650) 306-7511

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☑     No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 32,529,618 at March 31, 2000.

This report consists of 21 pages of which this page is number 1.

EXPLANATORY NOTE

      This amendment on Form 10-Q/A amends Items 1, 2 and 3 of Part I and Item 6 of Part II of the Quarterly Report of Clarent Corporation (the “Company”) on Form 10-Q previously filed for the quarter ended March 31, 2000 (the “Prior Report”), as amended. Subsequent to the issuance of the Company’s financial statements on the Prior Report, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This amendment is filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the quarter ended March 31, 2000 are more fully described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

      Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Statements used in this Form 10-Q/A containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, and (ii) “knowledge,” and words of similar import, are used to refer to conditions existing on the filing date of this Form 10-Q/A. Except as specifically indicated above, no other information included in the Prior Report on Form 10-Q is amended by the Form 10-Q/A and such information remains as of the date of the Prior Report. We direct you to refer to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for more current information regarding Clarent, including “Risk Factors that May Impact Future Operating Results.”

CLARENT CORPORATION

FORM 10-Q/A INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CLARENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2000	1999

	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,463	$238,724
Short-term investments	57,020	42,581
Accounts receivable, gross	23,286	26,532
Receivables allowance	(2,409)	(2,314)

Accounts receivable, net	20,877	24,218
Inventories	9,916	8,404
Prepaid expenses and other current assets	2,202	2,826

Total current assets	316,478	316,753
Property and equipment, net	14,437	12,696
Other assets	4,218	5,919

Total assets	$335,133	$335,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,449	$8,552
Compensation related accruals	2,812	2,991
Deferred revenue	8,603	10,117
Other accrued liabilities	7,382	4,866

Total current liabilities	25,246	26,526
Stockholders’ equity:
Common stock	354,910	353,894
Deferred compensation	(4,612)	(5,990)
Accumulated other comprehensive loss	(64)	(112)
Accumulated deficit	(40,347)	(38,950)

Total stockholders’ equity	309,887	308,842

Total liabilities and stockholders’ equity	$335,133	$335,368

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

	(Restated)
Net revenue:
Product and software	$20,485	$6,128
Services	2,505	586

Total net revenue	22,990	6,714
Cost of revenue:
Product and software	7,399	2,786
Services	1,638	495

Total cost of revenue	9,037	3,281

Gross profit	13,953	3,433
Operating expenses:
Research and development	4,340	1,566
Sales and marketing	11,055	4,025
General and administrative	2,441	1,357
Amortization of deferred compensation	1,378	1,980
Amortization of goodwill and other intangibles	226	—

Total operating expenses	19,440	8,928

Loss from operations	(5,487)	(5,495)
Other income, net	4,115	16

Loss before provision for income taxes	(1,372)	(5,479)
Provision for income taxes	(25)	—

Net loss	$(1,397)	$(5,479)

Basic and diluted net loss per share	$(0.04)	$(1.00)

Shares used in computing basic and diluted net loss per share	31,448	5,481

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

	(Restated)
Operating activities:
Net loss	$(1,397)	$(5,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,684	346
Amortization of deferred compensation	1,378	1,980
Amortization of goodwill and other intangibles	226	—
Changes in operating assets and liabilities:
Accounts receivable	1,836	(4,065)
Inventories	(1,512)	(1,973)
Prepaid expenses and other current assets	624	(180)
Other assets	—	(20)
Accounts payable, compensation related accruals and other accrued liabilities	234	3,019
Deferred revenue	(1,514)	2,338

Net cash provided by (used in) operating activities	1,559	(4,034)

Investing activities :
Purchases of short-term investments	(41,808)	—
Maturities of short-term investments	30,355	—
Purchases of property and equipment	(3,478)	(2,191)

Net cash used in investing activities	(14,931)	(2,191)

Financing activities:
Proceeds from line of credit	—	300
Proceeds from issuance of long term debt	—	1,254
Proceeds from issuance of common stock	1,016	22

Net cash provided by financing activities	1,016	1,576

Effect of exchange rate changes on cash and cash equivalents	95	13

Net decrease in cash and cash equivalents	(12,261)	(4,636)
Cash and cash equivalents at beginning of period	238,724	11,903

Cash and cash equivalents at end of period	$226,463	$7,267

Supplemental disclosure of non-cash activities:
Preferred stock received in exchange for settlement of accounts receivable	$1,500	—

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2000 (restated) and for the three months ended March 31, 2000 (restated) and March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

Restatement of Financial Statements

      On August 26, 2001, the Company’s Board of Directors formed a special committee, comprised of three outside directors, Messrs. Pape, Forman and Barker. The special committee directed and instructed the Company’s outside counsel to investigate certain facts that had come to the Board’s attention and that the Board determined could reflect potential accounting and financial irregularities. The Company’s outside counsel, at the direction of the special committee, requested the Company’s independent auditors to assist in the investigation. On September 4, 2001, the Company announced that it had discovered accounting and financial irregularities that materially affected the Company’s previously reported financial results for the first two quarters of the year 2001. Subsequently on October 23, 2001, the Company announced that it also had discovered accounting and financial irregularities that materially affected the Company’s previously reported financial results for the year 2000.

      To address the activities discovered in its investigation, the Company has implemented remedial actions, including the prompt termination of employees who appear to have been involved in activities relating to the irregularities, closure of the Company’s Asia-Pacific regional headquarters, and the adoption of new and more stringent subsidiary cash control and expense approval policies, such as new banking and internal reporting procedures, improved controls over sales representatives and sales orders and hiring and payroll procedures, and new and more stringent credit approval policies.

      In the course of the investigation, the Company discovered accounting and financial irregularities arising from activities that appear to have been initiated by a number of parties no longer associated with the Company, resulting in, among other things, an overstatement in revenue of an aggregate amount of $129.4 million over the restated periods. The circumstances necessitating the restatement, and the impact on the Company, can be described in the following general categories:

Revenue Restatement:

•	The Company discovered that its revenue had been overstated for certain periods because revenue from sales in the Asia-Pacific region had been recognized in situations where customers had indirectly received Company funds from third parties, by means of arrangements effected through unauthorized acts of Company employees. These arrangements were entered into in violation of Company procedures and were not reported to the appropriate personnel within the Company.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

•	Revenue also had been overstated for certain periods because revenue had been recognized from certain sales in the Asia-Pacific region where customers now claim to have return rights or that the Company has repurchase obligations. The Company now believes that certain Company personnel may have entered into agreements with customers in the Asia-Pacific region purporting to provide such return rights or repurchase obligations. These agreements were entered into in violation of Company procedures and were not reported to the appropriate personnel within the Company.

•	The Company has restated revenue for certain periods because, based on current information and actual payment history, it now appears that certain customers may not have been creditworthy at the time of purchase.

•	Revenue also had been overstated for certain periods because of transactions involving the sale of products over which the Company continued to have some control until a subsequent period.

Impact on Expenses:

•	In connection with the restatement, the Company has adjusted certain accruals and reserves related to accounts receivable, warranty and inventory and has made reclassification entries. The Company also recorded additional losses in the form of restructuring and asset impairments in the third quarter of 2001. These losses resulted from what the Company now knows was an over-expansion of its operating capacity and operating expenses as well as the overall downturn in the telecommunications industry. The Company increased its operating capacity based on forecasts that included revenue levels that the Company now knows, based on the discovery of financial irregularities, were overstated, but which the Company believed at the time were appropriate.

•	The Company also determined that expenses were understated because certain payments or loans made from the Asia-Pacific regional office were effected in violation of Company procedures and were not reported to the appropriate personnel within the Company. The Company believes that such payments or loans are not recoverable.

Financial Condition:

•	The Company’s cash position was overstated in the March 31, 2001 and June 30, 2001 financial statements because personnel in the Asia Pacific region transferred cash in violation of the Company’s policies and procedures. These cash transfers were not reported to the appropriate personnel within the Company. As a result, the cash transfers were accounted for in improper periods. As of September 30, 2001, in the aggregate, there was no direct material impact on the cash position of the Company as a result of the improper recording of these transactions, including the cash transfers, although the Company had recorded liabilities of approximately $24 million associated with the irregularities giving rise to the restatement. As of the date of filing of this report, the Company’s cash position has been materially impacted by several factors, as discussed below.

•	The unauthorized transactions with third parties that appear to have used Company funds to purchase the Company’s products had a material impact on the Company’s financial condition because of the expense of the inventory for which the Company will probably not be able to recover any value and the associated distribution costs.

•	The Company’s primary source of liquidity is its operating cash flows, which have been disrupted by the activities giving rise to, and the impact of, the restatement as well as the downturn in demand for telecommunications equipment.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

•	The Company suffered substantial operating losses due to the activities necessitating the restatement because it over-expanded its operating capacity and operating expenses in 2000 and the first two quarters of 2001. The Company increased its operating capacity based on forecasts that included revenue levels that the Company now knows, based on the discovery of financial irregularities, were overstated, but which the Company believed at the time were appropriate.

      As a result of the information discovered in the investigation, the Company has determined that it is appropriate to restate its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. For more current information regarding the restatements, please refer to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

      The following tables summarize the effect of the restatement for the quarterly period ended March 31, 2000.

      Condensed Consolidated Statements of Operations Data (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2000

	As Reported	As Restated

Total net revenue	$24,583	$22,990
Gross profit	14,634	13,953
Loss from operations	(4,806)	(5,487)
Net loss	(716)	(1,397)
Basic and diluted net loss per share	$(0.02)	$(0.04)

      Condensed Consolidated Balance Sheets Data (in thousands):

	March 31, 2000

	As Reported	As Restated

Accounts receivable, net	$22,577	$20,877
Inventories	9,004	9,916
Total current assets	317,266	316,478
Total assets	335,921	335,133
Deferred revenue	9,901	8,603
Other accrued liabilities	6,191	7,382
Total current liabilities	25,353	25,246
Total stockholders’ equity	310,568	309,887
Total liabilities and stockholders’ equity	335,921	335,133

     Recent Events

      In January 2002, the Company engaged Regent Pacific Management Corporation, an international firm that specializes in the recovery and restructuring of under-performing companies, and appointed Gary J. Sbona of Regent Pacific as its chief executive officer. Mr. Sbona has also joined the Company’s board of directors and has been appointed chairman of the board. On March 9, 2002, the Company appointed James B. Weil of Regent Pacific as its president.

      At March 31, 2002, the Company’s cash, cash equivalents and short-term investments were approximately $34 million, which may not be adequate to meet the Company’s operating cash needs through the end

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

of 2002, unless the Company achieves increased revenues and further reduces its expenses. To reduce its expenditures, the Company restructured in several areas, including reducing staffing, implementing expense management and curtailing capital spending. For example, since July 2001, the Company’s headcount decreased by approximately 82%, from approximately 1,018 employees to approximately 180 employees currently. In addition, the Company has sustained, and expects to continue to sustain, substantial expenses arising from the restatement of its financial statements and related litigation matters. Until the Company resolves the claims against it and reduces its commitments, the Company expects that its expenses will continue to exceed its revenues for the foreseeable future. The Company plans to take further measures to conserve cash, and to continue to evaluate its strategic alternatives.

      For the quarter ended September 30, 2001, the Company reported revenues of $18.7 million. In quarters subsequent to the quarter ended September 30, 2001, revenues have declined substantially. The Company’s revenues have been, and the Company expects will continue to be, materially affected by the downturn in demand for telecommunications equipment and by events causing, and the impact of, the restatement of its financial statements. The Company does not expect demand for its products to recover for the remainder of 2002, and the Company expects operating losses and negative cash flows from operations to continue for the foreseeable future.

      If the Company is not able to achieve increased revenues and resolve the claims against it, or if the Company incurs unexpected expenditures, then it will need to reduce expenses further and raise additional funds to continue as a going concern. The Company continues to evaluate its strategic alternatives, including financing transactions or a sale of assets. Due to the unavailability of a public market for the Company’s stock as well as the Company’s current stock price, additional funding may not be available to the Company on favorable terms or at all. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of its stockholders could be significantly diluted. Furthermore, these securities may have rights, preferences or privileges senior to the Company’s common stock. If additional funding is not available when needed, the Company may be unable to continue as a going concern and achieve its intended business objectives.

2.     FINANCIAL INSTRUMENTS

      Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at March 31, 2000.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market fund	$25,899	$—	$(3)	$25,896
Commercial paper	152,683	9	(29)	152,663
Government securities	58,555	3	(39)	58,519
Market auction preferred	31,890	—	—	31,890

	$269,027	$12	$(71)	$268,968

Classified as:
Cash equivalents	$211,962	$8	$(22)	$211,948
Short-term investments	57,065	4	(49)	57,020

	$269,027	$12	$(71)	$268,968

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended March 31, 2000. There were no available-for-sale securities at March 31, 1999.

3.     INVENTORIES

      Inventories consist of the following (in thousands):

	March 31,	December 31,
	2000	1999

	(Restated)
Raw materials	$7,728	$7,347
Finished goods	2,188	1,057

	$9,916	$8,404

4.     COMPREHENSIVE LOSS

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, requiring foreign currency translation adjustments, and unrealized gains and losses on short and long-term investments which currently are reported in stockholders’ equity, to be included in other comprehensive income/loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

      The Company’s total comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,

	2000	1999

	(Restated)
Net loss	$(1,397)	$(5,479)
Other comprehensive loss:
Translation adjustments	93	26
Unrealized loss on investments	(45)	—

Comprehensive loss	$(1,349)	$(5,453)

5.     INCOME TAXES

      The provision for income taxes of approximately $25,000 for the three months ended March 31, 2000 consists entirely of foreign income tax provided on the profits attributable to the Company’s foreign operations.

6.     STOCKHOLDERS’ EQUITY

      On February 15, 2000, the Company’s stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200,000,000 from 50,000,000 shares.

      On January 31, 2000, the Company increased the authorized number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”) by

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

792,465, or 2.5% of the Company’s outstanding shares, measured as of that date. This increase was in accordance with Section 4(a) of the 1999 Plan. At a special meeting of the Company’s stockholders on February 15, 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 1999 Plan by 2,641,830 shares. The aggregate number of shares of common stock authorized for issuance under the 1999 Plan was 14,792,465 at March 31, 2000.

7.     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony, systems. Net revenue for non-U.S. locations is substantially the result of export sales from the U.S.

      Net revenue by geographic region based on customer location was as follows (in thousands):

	Three Months Ended
	March 31,

	2000	1999

	(Restated)
Product and software sales:
United States	$8,352	$3,986
Other Americas	596	59
Europe	5,459	185
Asia Pacific	6,078	1,898

Total	$20,485	$6,128

Services:
United States	$1,471	$343
Other Americas	53	7
Europe	361	32
Asia Pacific	620	204

Total	$2,505	$586

8.     NET LOSS PER SHARE

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,

	2000	1999

	(In thousands, except
	per share amounts)
	(Restated)
Numerator:
Net loss	$(1,397)	$(5,479)

Denominator:
Weighted average shares outstanding	31,898	7,281
Less shares subject to repurchase	(450)	(1,800)

Denominator for basic and diluted net loss per share	31,448	5,481

Basic and diluted net loss per share	$(0.04)	$(1.00)

      In periods with a net loss, the Company excludes all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 6,827,000 and 24,324,862 for the three months ended March 31, 2000 and 1999, respectively.

9.     OTHER ASSETS

      At March 31, 2000, the Company reduced its accounts receivable by accepting Series A preferred stock of one of its privately held customers with a value of $1.5 million as an alternative to cash payment. At March 31, 2000 the Company’s investment was recorded at cost and was included in Other Assets. Revenues from this customer totaled $2.1 million in the three months ended March 31, 2000 and were recorded at the value of the products and services sold.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company’s results of operations or financial condition when adopted, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

      In December 1998, the AICPA issued Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires use of the “residual method” for recognition of revenue when vendor-specific objective evidence (VSOE) exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company adopted the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on the Company’s consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended June 30, 2000.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

SAB 101 is not expected to have a significant effect on the Company’s consolidated results of operations, financial position, or cash flows.

11.     SUBSEQUENT EVENT — ACQUISITIONS

      On May 1, 2000, the Company announced the signing of a definitive agreement to acquire ACT Networks, Inc. (“ACT Networks”). ACT Networks is a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks will be exchanged for 0.2546 of a share of the Company’s common stock. The exchange ratio will be subject to a “collar” providing a maximum and minimum value of the Company’s common stock to be exchanged for each share of ACT Networks at closing. Based on the Company’s closing price on Monday, May 1, 2000 the Company will issue approximately $189.0 million of stock for the outstanding shares of ACT Networks in addition to assuming ACT Networks’ outstanding stock options. The acquisition has been approved by the boards of directors of both companies and is expected to close in the third quarter of 2000. This transaction is subject to various closing conditions, including approval by ACT Networks’ stockholders and termination of the necessary waiting period under the Hart-Scott-Rodino Act.

12.     SUBSEQUENT EVENT — LITIGATION

      Beginning in July 2001, the Company and certain of its current and former officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, collectively captioned In re Clarent Corp. Initial Public Offering Securities Litigation. These lawsuits purport to bring suit on behalf of all purchasers of the Company’s common stock between July 1, 1999 and December 6, 2000. In these actions, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus purportedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs further allege that the prospectus relating to the Company’s secondary offering was false and misleading for the same reasons. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company. In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002.

      In September and October 2001, a series of securities law class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former executive officers and directors. The plaintiffs in each of these actions allege, among other things, violations of the Securities Exchange Act of 1934, as amended, due to the filing with the SEC of allegedly false financial statements concerning the Company’s results of operations for the second, third and fourth quarters of 2000, and the first and second quarters of 2001. The original complaints seek unspecified monetary damages and other relief. In November 2001, the court entered an order consolidating these actions into a

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

single action, and in December 2001 appointed a lead class plaintiff. A consolidated complaint has not yet been filed. No discovery has taken place and no trial date has been set.

      In October and November 2001, four shareholder derivative actions were filed against the Company, three in the Delaware Chancery Court and one in California Superior Court. In November 2001, the three Delaware shareholder derivative actions were consolidated into a single action. The plaintiffs in these actions claim to be suing on the Company’s behalf and name various of the Company’s current and former officers and directors as defendants. The complaints assert several claims, including breach of fiduciary duties, corporate waste, abuse of control, unjust enrichment, usurpation of corporate opportunities and mismanagement, resulting from, among other things, the Company’s reporting of allegedly false financial statements concerning the Company’s results of operations for the second, third and fourth quarters of 2000 and the first and second quarters of 2001, the Company’s alleged failure to disclose information regarding the Company’s operations and the defendants’ alleged failure to implement and maintain adequate internal financial controls. The complaints seek unspecified monetary damages and other relief. The plaintiff in the California action has commenced discovery against the defendants. However, the Company is seeking a protective order relating to certain of the discovery requests. Discovery has not commenced in the Delaware action. On March 23, 2002, the Company’s Board of Directors formed a special litigation committee of the Board of Directors to investigate the plaintiffs’ allegations. No trial date has been set in either action.

      On December 31, 2001, D-Link Corporation (“D-Link”), a distributor and supplier to the Company, filed two complaints in California Superior Court in which D-Link asserted various breach of contract claims against the Company. D-Link seeks damages of approximately $19.0 million plus interest with respect to these alleged breaches of contracts. On March 5, 2002 the court consolidated the two actions. The Company has filed a cross-complaint against D-Link alleging breach of contract and breach of warranty. The Company has answered D-Link’s complaints, denying all material allegations and asserting various affirmative defenses. Discovery has commenced with respect to both of the D-Link complaints, but a trial date has not been set.

      In December 2001, the Company received letters from Bright Oceans Corporation (HK) Limited (“Bright Oceans”) in which Bright Oceans asserted possible claims against the Company. Bright Oceans claimed that it purchased products from the Company on purchase orders subject to a right of return. Bright Oceans seeks recovery of $4.6 million plus interest and expenses based on its purported right of return.

      On April 12, 2002, a civil complaint for violations of the federal securities laws was filed against the Company and certain of its officers and directors in the United States District Court for the District of Minnesota entitled Ahlstrom, et al. v. Clarent Corporation, et al. The plaintiffs in this action include Irwin L. Jacobs and a number of investors apparently affiliated with him. Plaintiffs allege that the defendants intentionally issued false financial reports for the Company between March 2001 and August 2001 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and similar provisions of Minnesota law. The Company currently believes that this litigation will be coordinated or consolidated for most pre-trial purposes with the other securities law class action matters currently pending against the Company. This matter is at an early stage. No response to the complaint has yet been filed, and no discovery has taken place.

      On April 26, 2002, certain former shareholders of PEAK Software Solutions, Inc. (“PEAK”), some of whom are current employees of the Company, including a key employee of the Company, filed a lawsuit against the Company in Colorado state court. The complaint alleges claims for common law fraud, securities fraud and breach of contract relating to the Company’s acquisition of PEAK in July 2000. The complaint does not specify the damages sought. The complaint has not yet been served and no response has been filed.

      The Company intends to defend itself vigorously against these allegations. However, the ultimate outcome of these matters cannot presently be determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes. Certain statements contained in this Quarterly Report on Form 10-Q/A, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC, including our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

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

      Our customers include service providers, system integrators, resellers and enterprises. Service provider customers include traditional local, international and wholesale long distance telecommunication companies, as well as “next generation” service providers, including Internet Service Providers (ISP’s), Application Service Providers (ASP’s), web-to-phone providers and others employing Internet-based business models.

      We sell our products both through distributors and our direct sales force. We have sales and support personnel based in a number of countries and locations throughout the United States.

      Our operations and prospects have been and we expect will be significantly affected by the developments leading to and relating to the restatement of our 2001 and 2000 financial statements. The circumstances necessitating the restatement, and the impact on us, can be described in the following general categories:

     Revenue Restatement:

•	We discovered that our revenue had been overstated for certain periods because revenue from sales in the Asia-Pacific region had been recognized in situations where customers had indirectly received our funds from third parties, by means of arrangements effected through unauthorized acts of our employees. These arrangements were entered into in violation of our procedures and were not reported to the appropriate personnel within the Company.

•	Revenue also had been overstated for certain periods because revenue had been recognized from certain sales in the Asia-Pacific region where customers now claim to have return rights or that we have repurchase obligations. We now believe that certain of our personnel may have entered into agreements with customers in the Asia-Pacific region purporting to provide such return rights or repurchase obligations. These agreements were entered into in violation of our procedures and were not reported to the appropriate personnel within the Company.

•	We have restated revenue for certain periods because, based on current information and actual payment history, it now appears that certain customers may not have been creditworthy at the time of purchase.

•	Revenue also had been overstated for certain periods because of transactions involving the sale of products over which we continued to have some control until a subsequent period.

     Impact on Expenses:

•	In connection with the restatement, we have adjusted certain accruals and reserves related to accounts receivable, warranty and inventory and have made reclassification entries. We also recorded additional losses in the form of restructuring and asset impairments in the third quarter of 2001. These losses resulted from what we now know was an over-expansion of our operating capacity and operating expenses as well as the overall downturn in the telecommunications industry. We increased our operating capacity based on forecasts that included revenue levels that we now know, based on the discovery of financial irregularities, were overstated, but which we believed at the time were appropriate.

•	We also determined that expenses were understated because certain payments or loans made from the Asia-Pacific regional office were effected in violation of our procedures and were not reported to the appropriate personnel within the Company. We believe that such payments or loans are not recoverable.

     Financial Condition:

•	Our cash position was overstated in the March 31, 2001 and June 30, 2001 financial statements because personnel in the Asia Pacific region transferred cash in violation of the our policies and procedures. These cash transfers were not reported to the appropriate personnel within the Company. As a result, the cash transfers were accounted for in improper periods. As of September 30, 2001, in the aggregate, there was no direct material impact on our cash position as a result of the improper recording of these transactions, including the cash transfers, although we had recorded liabilities of approximately $24 million associated with the irregularities giving rise to the restatement. As of the date of filing of this report, our cash position has been materially impacted by several factors, as discussed below.

•	The unauthorized transactions with third parties that appear to have used our funds to purchase our products had a material impact on our financial condition because of the expense of the inventory for which we will probably not be able to recover any value and the associated distribution costs.

•	Our primary source of liquidity is our operating cash flows, which have been disrupted by the activities giving rise to, and the impact of, the restatement as well as the downturn in demand for telecommunications equipment.

•	We suffered substantial operating losses due to the activities necessitating the restatement because we over-expanded our operating capacity and operating expenses in 2000 and the first two quarters of 2001. We increased our operating capacity based on forecasts that included revenue levels that we now know, based on the discovery of financial irregularities, were overstated, but which we believed at the time were appropriate.

      To address the activities discovered in our investigation, we have implemented remedial actions, including the prompt termination of employees who appear to have been involved in activities relating to the irregularities, closure of our Asia-Pacific regional headquarters, and the adoption of new and more stringent subsidiary cash control and expense approval policies, such as new banking and internal reporting procedures, improved controls over sales representatives and sales orders and hiring and payroll procedures, and new and more stringent credit approval policies.

      We direct you to refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 for more current information regarding the restatement.

Results of Operations

      The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended
	March 31,

	2000	1999

	(Restated)
As a percentage of net revenue:
Product and software	89%	91%
Services	11	9

Total revenue	100	100
Cost of revenue:
Product and software	32	42
Services	7	7

Total cost of revenue	39	49

Gross profit	61	51
Operating expenses:
Research and development	19	23
Sales and marketing	48	60
General and administrative	11	20
Amortization of deferred compensation	6	30
Amortization of goodwill and other intangibles	1	—

Total operating expenses	85	133

Loss from operations	(24)	(82)
Other income, net	18	—

Loss before provision for income taxes	(6)	(82)
Provision for income taxes	—	—

Net loss	(6)%	(82)%

Net Revenue

      Net revenue increased 242% to $23.0 million for the three months ended March 31, 2000 from $6.7 million in the three months ended March 31, 1999. The increase in revenues was primarily attributable to an increase in product and software sales of 234% to $20.5 million in the three months ended March 31, 2000 from $6.1 million in the same period of 1999. Service revenue increased by 327% to $2.5 million in the three months ended March 31, 2000 from $586,000 for the same period of 1999 due to a larger customer base and new products. We have three customers individually contributing more than 10% of revenue in the first quarter of 2000.

Cost of Revenue

      Cost of revenue increased 175% to $9.0 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. This increase was primarily attributable to an increase in product and software costs of 166% to $7.4 million in the three months ended March 31, 2000 from $2.8 million in the same period of 1999. Service costs also increased by 231% to $1.6 million in the three months ended March 31, 2000 from $495,000 in the same period of 1999 due to the increases in technical support personnel to service our increased customer base.

      Gross margin was 61% for the first quarter of 2000, compared to 51% for the corresponding period in 1999. Increased sales of our software products, both in absolute dollars and as a percentage of revenue, positively impacted our gross margin in the three months ended March 31, 2000.

Research and Development Expenses

      Research and development expenses increased 177% to $4.3 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses decreased as a percentage of revenue to 19% for the three months ended March 31, 2000 from 23% for the three months ended March 31, 1999. The changes in research and development costs as a percentage of revenue are attributable to significantly higher revenues.

Sales and Marketing Expenses

      Sales and marketing expenses increased 175% to $11.1 million in the three months ended March 31, 2000 from $4.0 million in the three months ended March 31, 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses decreased as a percentage of revenue to 48% for the three months ended March 31, 2000 from 60% for the three months ended March 31, 1999.

General and Administrative Expenses

      General and administrative expenses increased 80% to $2.4 million in the three months ended March 31, 2000 from $1.4 million in the three months ended March 31, 1999. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization. General and administrative expenses decreased as a percentage of revenue to 11% for the three months ended March 31, 2000 from 20% for the three months ended March 31, 1999. The changes in general and administrative expenses as a percentage of revenue are attributable to significantly higher revenues.

Amortization of Deferred Compensation

      We incurred $1.4 million in amortization of deferred compensation expense for the three months ended March 31, 2000 associated with the granting of stock options and warrants to purchase common stock, as compared to $2.0 million in the three months ended March 31, 1999. Amortization of deferred compensation expense includes the amortization of stock compensation charges resulting from the granting of stock options at prices below the deemed fair value of our common stock.

Amortization of Goodwill and Other Intangibles

      For the three months ended March 31, 2000, we recorded amortization of goodwill of $226,000 resulting from a purchase business combination completed in the fourth quarter of 1999. No amortization for goodwill and other intangibles was recorded in the corresponding period of 1999.

Other Income, Net

      Other income, net increased to $4.1 million in the three months ended March 31, 2000 from $16,000 in the three months ended March 31, 1999. The increase was attributable to the interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings.

Provision for Income Taxes

      For the three months ended March 31, 2000 we recorded provisions for income taxes of $25,000 related to current foreign income tax provided on the profits attributable to our foreign operations.

Liquidity and Capital Resources

      From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. During 1999, we completed both an initial and a secondary public offering, which resulted in net proceeds of approximately $302.6 million.

      Net cash provided by operating activities was $1.6 million in the first quarter of 2000 compared with $4.0 million used in operating activities in the same period of 1999. Net cash provided by operating activities for the first quarter of 2000 was attributable primarily to a net loss of approximately $1.4 million, which was more than fully offset by depreciation of $1.7 million, amortization of $1.6 million, a decrease in accounts receivable of $1.8 million, an increase in accounts payable, compensation related accruals and other accrued liabilities of $234,000, and a decrease in prepaid expenses and other current assets of $624,000. These amounts were partially offset by an increase in inventories of $1.5 million and a decrease in deferred revenue of $1.5 million. The increase in inventory for the first quarter was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The decrease in accounts receivable for the first quarter of 2000 primarily resulted from collection of aged receivable balances.

      Net cash used in operating activities for the first quarter of 1999 was attributable primarily to a net loss of approximately $5.5 million and increases in accounts receivable of $4.1 million and inventory of $2.0 million, partially offset by depreciation of $346,000, amortization of deferred compensation of $2.0 million, increases in accounts payable and other accrued liabilities of $3.0 million and increases in deferred revenue of $2.3 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units.

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

      On May 1, 2000 we announced the signing of a definitive agreement to acquire ACT Networks, Inc. (“ACT Networks”), a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video, and data onto a managed network, in a stock transaction valued at approximately $189.0 million. The acquisition is expected to close in the third quarter of 2000 subject to various closing conditions.

      On March 31, 2000, our cash, cash equivalents and short-term investment balance was $283.5 million, which we believed would be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

      At March 31, 2002, our cash, cash equivalents and short-term investments were approximately $34 million, which may not be adequate to meet our operating cash needs through the end of 2002, unless we achieve increased revenues and further reduce our expenses. To reduce our expenditures, we restructured in several areas, including reducing staffing, implementing expense management and curtailing capital spending. For example, since July 2001, our headcount decreased by approximately 82%, from approximately 1,018 employees to approximately 180 employees currently. In addition, we have sustained, and expect to continue to sustain, substantial expenses arising from the restatement of our financial statements and related litigation matters. Until we resolve the claims against us and reduce our commitments, we expect that our expenses will continue to exceed our revenues for the foreseeable future. We plan to take further measures to conserve cash, and to continue to evaluate our strategic alternatives.

      For the quarter ended September 30, 2001, we reported revenues of $18.7 million. In quarters subsequent to the quarter ended September 30, 2001, revenues have declined substantially. Our revenues have been, and we expect will continue to be, materially affected by the downturn in demand for telecommunications equipment and by events causing, and the impact of, the restatement of our financial statements. We do not expect demand for our products to recover for the remainder of 2002, and we expect operating losses and negative cash flows from operations to continue for the foreseeable future.

      If we are not able to achieve increased revenues and resolve the claims against us, or if we incur unexpected expenditures, then we will need to reduce expenses further and raise additional funds to continue as a going concern. We continue to evaluate our strategic alternatives, including financing transactions or a sale of assets. Due to the unavailability of a public market for our stock as well as our current stock price, additional funding may not be available to us on favorable terms or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. Furthermore, these securities may have rights, preferences or privileges senior to our common stock. If additional funding is not available when needed, we may be unable to continue as a going concern and achieve our intended business objectives.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

      Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are denominated in U.S. dollars and therefore are not subject to foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through March 31, 2000 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not engage in any hedging activities or use derivative financial instruments.

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $269 million at March 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $200,000 decrease (less than .1%) in the fair market value of our available-for-sale securities.

PART II.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Form 10-Q/ A:

10.14	Lease dated as of March 31, 2000 by and between Metropolitan Life Insurance Company and the registrant.(1)
27.1	Financial Data Schedule.

(1) Previously filed.

      (b) Reports of Form 8-K.

      There were no reports on Form 8-K filed by the registrant during the quarter ended March 31, 2000.

CLARENT CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARENT CORPORATION

By:	/s/ JOHN J. O’SHEA

John J. O’Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2002