Form 10-Q/A
period 2000-06-30
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑          No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 33,332,903 at June 30, 2000.

This report consists of 26 pages of which this page is number 1.

EXPLANATORY NOTE

      This amendment on Form 10-Q/A amends Items 1, 2 and 3 of Part I and Item 6 of Part II of the Quarterly Report of Clarent Corporation (the “Company”) on Form 10-Q previously filed for the quarter ended June 30, 2000 (the “Prior Report”). Subsequent to the issuance of the Company’s financial statements on the Prior Report, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This amendment is filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the quarter ended June 30, 2000 are more fully described in Notes 1 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

CLARENT CORPORATION

FORM 10-Q/A INDEX

		Page
		No.

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2000 (restated) and December 31, 1999	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 (restated) and 1999	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 (restated) and 1999	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
PART II: OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CLARENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$199,157	$238,724
Short-term investments	77,017	42,581
Accounts receivable, gross	22,202	26,532
Receivables allowance	(2,787)	(2,314)

Accounts receivable, net	19,415	24,218
Inventories	15,894	8,404
Prepaid expenses and other current assets	2,888	2,826

Total current assets	314,371	316,753
Property and equipment, net	17,591	12,696
Other assets	9,367	5,919

Total assets	$341,329	$335,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,402	$8,552
Deferred revenue	10,170	10,117
Other accrued liabilities	10,656	7,857

Total current liabilities	36,228	26,526
Stockholders’ equity:
Common stock	356,766	353,894
Deferred compensation	(3,680)	(5,990)
Accumulated other comprehensive loss	(162)	(112)
Accumulated deficit	(47,823)	(38,950)

Total stockholders’ equity	305,101	308,842

Total liabilities and stockholders’ equity	$341,329	$335,368

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Net revenue:
Product and software	$17,428	$8,486	$37,913	$14,614
Service	3,058	818	5,563	1,404

Total net revenue	20,486	9,304	43,476	16,018
Cost of revenue:
Product and software	8,614	3,424	16,013	6,210
Service	2,080	722	3,718	1,217

Total cost of revenue	10,694	4,146	19,731	7,427

Gross profit	9,792	5,158	23,745	8,591
Operating expenses:
Research and development	5,566	1,991	9,906	3,557
Sales and marketing	11,819	5,623	22,874	9,648
General and administrative	2,866	1,272	5,307	2,629
Amortization of deferred compensation	932	13,662	2,310	15,642
Amortization of goodwill and other intangibles	225	—	451	—

Total operating expenses	21,408	22,548	40,848	31,476

Loss from operations	(11,616)	(17,390)	(17,103)	(22,885)
Other income (expense), net	4,399	(163)	8,514	(147)

Loss before provision for income taxes	(7,217)	(17,553)	(8,589)	(23,032)
Provision for income taxes	(259)	(11)	(284)	(11)

Net loss	$(7,476)	$(17,564)	$(8,873)	$(23,043)

Basic and diluted net loss per share	$(0.23)	$(2.73)	$(0.28)	$(3.87)

Shares used to compute basic and diluted net loss per share	32,934	6,429	32,174	5,951

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	1999

	(Restated)
Operating activities:
Net loss	$(8,873)	$(23,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,481	869
Amortization of deferred compensation	2,310	15,642
Amortization of goodwill and other intangibles	451	—
Changes in operating assets and liabilities:
Accounts receivable	3,303	(6,284)
Inventories	(7,490)	(1,958)
Prepaid expenses and other current assets	(62)	(251)
Other assets	(1,645)	(396)
Accounts payable and accrued liabilities	9,649	3,905
Deferred revenue	53	3,223

Net cash provided by (used in) operating activities	1,177	(8,293)

Investing activities:
Purchases of investment securities	(80,836)	—
Sales and maturities of investment securities	45,609	—
Purchases of property and equipment	(8,443)	(3,740)

Net cash used in investing activities	(43,670)	(3,740)

Financing activities:
Proceeds from line of credit	—	2,800
Proceeds from issuance of long term debt	—	1,202
Proceeds from issuance of preferred stock	—	332
Proceeds from issuance of common stock	2,872	45

Net cash provided by financing activities	2,872	4,379

Effect of exchange rate changes on cash and cash equivalents	54	24

Net decrease in cash and cash equivalents	(39,567)	(7,630)
Cash and cash equivalents at beginning of period	238,724	11,903

Cash and cash equivalents at end of period	$199,157	$4,273

Supplemental disclosure of non-cash activities:
Preferred stock received in exchange for settlement of accounts receivable	$1,500	$—

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2000 (restated) and for the three and six months ended June 30, 2000 (restated) and June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

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

      The following tables summarize the effects of the restatement for the quarterly period ended June 30, 2000.

      Condensed Consolidated Statements of Operations Data (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2000		June 30, 2000

	As Reported	As Restated	As Reported	As Restated

Total net revenue	$28,313	$20,486	$52,896	$43,476
Gross profit	17,213	9,792	31,847	23,745
Loss from operations	(3,912)	(11,616)	(8,718)	(17,103)
Net income (loss)	228	(7,476)	(488)	(8,873)
Basic and diluted net loss per share	$0.01	$(0.23)	$(0.02)	$(0.28)

      Condensed Consolidated Balance Sheets Data (in thousands):

	June 30, 2000

	As Reported	As Restated

Accounts receivable, net	$29,102	$19,415
Inventories	14,604	15,894
Total current assets	322,768	314,371
Total assets	349,726	341,329
Deferred revenue	11,032	10,170
Other accrued liabilities	9,806	10,656
Total current liabilities	36,240	36,228
Total stockholders’ equity	313,486	305,101
Total liabilities and stockholders’ equity	349,726	341,329

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

2.     FINANCIAL INSTRUMENTS

      Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities (in thousands) at June 30, 2000:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market fund	$7,461	$—	$(2)	$7,459
Commercial paper	155,178	—	(25)	155,153
Government securities	66,669	15	(36)	66,648
Market auction preferred	37,450	—	—	37,450

	$266,758	$15	$(63)	$266,710

Classified as:
Cash equivalents	$189,720	$—	$(27)	$189,693
Short-term investments	77,038	15	(36)	77,017

	$266,758	$15	$(63)	$266,710

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

3.     INVENTORIES

      Inventories consist of the following (in thousands):

	June 30,	December 31,
	2000	1999

	(Restated)
Raw materials	$12,676	$7,347
Finished goods	3,218	1,057

	$15,894	$8,404

      Inventory charges totaling $3.4 million were taken during the three months ended June 30, 2000, reflecting product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, and for which the inventory is not expected to be recoverable.

4.     COMPREHENSIVE LOSS

      The Company’s total comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Net loss	$(7,476)	$(17,564)	$(8,873)	$(23,043)
Other comprehensive income (loss):
Translation adjustments	(114)	(2)	(21)	24
Unrealized income (loss) on investments	16	—	(29)	—

Comprehensive loss	$(7,574)	$(17,566)	$(8,923)	$(23,019)

5.     INCOME TAXES

      The provision for income taxes of $259,000 and $284,000 for the three and six months ended June 30, 2000 consist of foreign income tax provided on the profits attributable to the Company’s foreign operations.

6.     STOCKHOLDERS’ EQUITY

      On February 15, 2000, the Company’s stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200,000,000 from 50,000,000 shares.

      On January 31, 2000, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”) by 792,465, or 2.5% of the Company’s outstanding shares, measured as of that date. This increase was in accordance with the provisions of the 1999 Plan. At a special meeting of the Company’s stockholders on February 15, 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 1999 Plan by 2,641,830 shares. On June 7, 2000 at the annual meeting of the Company’s stockholders, the Company’s stockholders approved

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

a further amendment to the 1999 Plan to increase the shares of common stock authorized for issuance by 2,000,000 to a total of 16,792,465.

      Also at the annual meeting of stockholders on June 7, 2000, the Company’s stockholders approved an amendment to the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) to increase the aggregate number of shares of common stock authorized for issuance under the Directors’ Plan by 200,000 shares to 500,000 and authorized a change in the number of shares granted under and the vesting provisions of grants available under the Directors’ Plan.

7.     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony, systems. Net revenue for non-U.S. locations is substantially the result of export sales from the U.S.

      Net revenue by geographic region based on customer location was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Product and software revenue:
United States	$4,016	$2,878	$12,368	$6,864
Other Americas	2,043	42	2,639	101
Europe, Middle East and Africa	3,846	579	9,305	764
Asia Pacific	7,523	4,987	13,601	6,885

Total	$17,428	$8,486	$37,913	$14,614

Service revenue:
United States	$395	$460	$1,866	$803
Other Americas	985	17	1,038	24
Europe, Middle East and Africa	878	78	1,239	110
Asia Pacific	800	263	1,420	467

Total	$3,058	$818	$5,563	$1,404

8.     OTHER ASSETS

      During March 2000, the Company reduced its accounts receivable by accepting Series A preferred stock of one of its privately held customers with a value of $1.5 million as an alternative to cash payment. At June 30, 2000 the Company’s investment was recorded at cost. Revenues from this customer totaled $3.4 million in the six months ended June 30, 2000 and were recorded at the value of the products and services sold. During June 2000, the Company invested $3.8 million in a venture capital management fund and has committed to invest an additional $11.2 million in this venture capital management fund over the next three quarters. At June 30, 2000, this investment is recorded at cost as the Company has no influence over the operating and financial policies of the fund.

9.     NET LOSS PER SHARE

      Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding shares subject to a right of repurchase by the

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Company. Outstanding shares subject to repurchase are not included in the computations of basic and diluted net loss per share until the time-based vesting restrictions have lapsed.

      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(In thousands, except per share amounts)
	(Restated)		(Restated)
Numerator:
Net loss	$(7,476)	$(17,564)	$(8,873)	$(23,043)

Denominator:
Weighted average shares outstanding	33,075	7,892	32,483	7,582
Less shares subject to repurchase	(141)	(1,463)	(309)	(1,631)

Denominator for basic and diluted net loss per share	32,934	6,429	32,174	5,951

Basic and diluted net loss per share	$(0.23)	$(2.73)	$(0.28)	$(3.87)

      In periods with a net loss, the Company excludes all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 5,232,000 and 21,261,000 for the three months ended June 30, 2000 and June 30, 1999, respectively, and 6,156,000 and 21,525,000 for the six months ended June 30, 2000 and June 30, 1999, respectively.

10.     RELATED PARTY TRANSACTIONS

     Transactions with Management and Others

      On April 25, 2000, AginfoLink USA, Inc. (“AginfoLink”) borrowed $250,000, pursuant to a promissory note, from Matthew Chiang, in his individual capacity, who was a non-officer employee of the Company at the time. Mr. Chiang served as President of the Company’s Asia-Pacific regional office from January 2001 to September 2001. The Company believes that William Pape, a director of the Company, holds a minority equity interest in AginfoLink and serves on the board of directors of AginfoLink. In the promissory note, AginfoLink agreed to repay the loan principal, as well as accrued and unpaid interest, on May 31, 2000. AginfoLink has informed the Company that it has taken the necessary steps to tender payment of the outstanding amount under this loan.

     Transactions Related to Asia-Pacific Region

      The Company entered into various transactions with entities that, as a result of the investigation, the Company now believes are controlled by Matthew Chiang or members of his immediate family. Mr. Chiang was employed by the Company as a Marketing Director of the Asia-Pacific region from July 1997 to June 1999, a Director, Product and Market Strategy from July 1999 to December 2000 and the Company’s Vice President and General Manager of the Asia Pacific region and served as the President of its Asia-Pacific

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

regional office from January 2001 to September 2001. The entities believed to be controlled by Mr. Chiang or members of his immediate family are Great MinCom Communication Corporation (which the Company believes is also known as Great MinCom Products Corporation and collectively, “Great MinCom”) and Articula Corporation (“Articula”). The Company believes that Mr. Chiang may have had a direct or indirect material interest in each of the transactions between the Company, Great MinCom and Articula. The Company believes that Jerry Chang, who was a director of the Company from July 1996 to September 2001, the Company’s President from July 1996 to April 2001, Chief Executive Officer from July 1996 to July 2001 and Chief Strategist from July 2001 to September 2001, may have an indirect financial interest in Articula.

      During the year ended December 31, 2000, the Company sold products with an aggregate value of approximately $4.1 million to Great MinCom.

      In December 2000 and March 2001, transfers of Company funds of $6.0 million and $7.0 million, respectively, were made to Great MinCom, with the funds intended for use as bid deposits in connection with certain proposed transactions in the Asia Pacific region (the “Bid Deposits”). As a result of the investigation, the Company has now determined that personnel in the Asia-Pacific region improperly reported that the second transfer to Great MinCom occurred in the second quarter of 2001 when the second transfer actually occurred in the first quarter of 2001, resulting in a $7.0 million overstatement of the Company’s cash balance at March 31, 2001.

      In June 2001, the Company and Great MinCom entered into a Confirmation Agreement pursuant to which Great MinCom agreed to return the funds advanced as Bid Deposits to the Company by December 31, 2001, unless Great MinCom secured contracts for the proposed transactions relating to the Bid Deposits, in which case Great MinCom agreed to return the funds advanced as Bid Deposits after completion of the transactions. As a result of the investigation, the Company now believes that the funds advanced as Bid Deposits were not used for their intended purpose and are not recoverable.

      From April to July 2001, an additional $43.0 million was transferred by the Asia-Pacific regional office to Great MinCom and Articula in violation of the Company’s financial control procedures. After transfer of these funds, the Company received promissory notes in exchange for the cash. These promissory notes are: a promissory note from Articula in the amount of $3.0 million (bearing interest of 4.15% per annum from May 3, 2001); a promissory note from Great MinCom in the amount of $2.4 million (bearing interest of 4.15% per annum from May 21, 2001); and a convertible promissory note from Articula and Great MinCom in the amount of $37.6 million (bearing interest of 5.0% per annum from July 25, 2001 and due in January 2002). At the same time as the execution of the $37.6 million convertible promissory note, the Company entered into a Strategic Partner Agreement with Articula and Great MinCom as of July 25, 2001, pursuant to which Articula and Great MinCom, among other things, agreed to provide sales and marketing support to the Company and to use the Company as their exclusive supplier of VoIP products.

      None of the amounts covered by the two promissory notes executed in May 2001 and the promissory note executed in July 2001 had been repaid as of the date of this filing. As a result of the investigation, the Company has now determined that $36.5 million had been transferred prior to the end of the second quarter of 2001 but not reported to the appropriate Company personnel, resulting in a $36.5 million overstatement of the cash balance for the quarterly period ended June 30, 2001.

      An aggregate of $3.0 million of the funds transferred to Articula and Great MinCom by the Company’s Asia-Pacific regional office was intended for use as partial payment for the Company’s obligations under: a Joint Marketing Agreement dated as of April 4, 2001 between the Company and Articula pursuant to which the Company agreed to pay Articula $3.0 million; and a Consulting Services Agreement dated as of May 10, 2001 between the Company and Great MinCom pursuant to which the Company agreed to pay Great MinCom $1.1 million. In connection with the Consulting Services Agreement, Great MinCom agreed to assist

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

the Company with the development of channel partner relationships for network design and system integration.

      Principal of approximately $43.0 million plus accrued interest is outstanding under the various promissory notes as of September 30, 2001. As a result of the investigation and restatement the Company has now determined that a significant portion of the funds related to the $43.0 million, as well as the $13.0 million in Bid Deposits mentioned above and the $11.0 million from the guaranty noted below, may have been used by third parties to purchase the Company’s products from the Company’s customers. As a result, the Company reversed all revenue associated with the product’s original sale and expensed the associated inventory in the same period that the revenue was originally recognized because it is not believed to be recoverable and, for accounting purposes only, recorded any payment associated with the reversed revenue transactions as a reduction in the notes receivable balances. Remaining notes receivable balances of approximately $8.2 million were provided for by charges to other expense during the third quarter of 2001 due to the doubtful probability of collection. Although accounted for as described above, as of the date of this filing, the notes remain outstanding and unpaid. The Company reserves its rights to pursue collection of the entire principal balance plus accrued interest for each of the loans and the Bid Deposit amounts, in addition to other remedies or actions available to the Company.

      D-Link Corporation (“D-Link”), a distributor and supplier to the Company, claims that on July 3, 2001 the Company executed a guaranty of Articula’s repayment of an $11.0 million loan from D-Link to Articula. The purported guaranty was not reported to the appropriate personnel in the Company by the executive who signed the guaranty in violation of the Company’s procedures. The Company now believes that, as of the date of this filing, Articula had repaid $2.0 million of the amount purportedly guarantied by the Company. The Company has recorded a liability of $9.0 million (in customer advances) in its September 30, 2001 financials as a result of this purported guaranty.

      During May through July 2001, Mr. Chiang, the President of the Company’s Asia-Pacific regional office, received from the Company cash advances or effected loans in violation of the Company’s policies in the amount of approximately $1.1 million, all of which is outstanding, but fully reserved for, as of September 30, 2001. Mr. Chiang also effected loans and investments from the Asia-Pacific regional office in violation of the Company’s financial control policies, in the amount of approximately $703,000, some of which directly or indirectly benefited Mr. Chiang. These transactions were not reported to the appropriate personnel in the Company and the amounts remain outstanding, but fully reserved for, as of September 30, 2001. The Company now believes that these loans and investments resulted in the payments of Company funds to customers who used Company funds for the purchase of Company products. The Company has reversed all revenue associated with the original recording of revenue of such products and expensed the associated inventory in the same period that the revenue was originally recognized.

     Indebtedness of Management

      As described in “Transactions Related to Asia-Pacific Region,” Mr. Chiang, a former executive of the Company, and certain entities affiliated with Mr. Chiang are currently indebted to the Company.

11.     RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company’s results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

12.     SUBSEQUENT EVENT — ACQUISITIONS

      On July 24, 2000 the Company completed the acquisition of PEAK Software Solutions, Inc., (“PEAK”) a leading software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.8636 of a share of the Company’s common stock and cash of approximately $25.00 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $44.5 million in stock and paid $16.7 million in cash.

      On August 10, 2000 the Company acquired ACT Networks, Inc. (“ACT Networks”). ACT Networks is a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks was exchanged for 0.4198 of a share of the Company’s common stock. The exchange ratio was based upon an ACT Networks stock value of $14.00 per share divided by the Company’s five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $150.0 million of stock for the outstanding shares of ACT Networks and assumed an estimated $27.0 million in ACT Networks’ outstanding stock options.

13.     SUBSEQUENT EVENT — LITIGATION

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      In September and October 2001, a series of securities law class action complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former executive officers and directors. The plaintiffs in each of these actions allege, among other things, violations of the Securities Exchange Act of 1934, as amended, due to the filing with the SEC of allegedly false financial statements concerning the Company’s results of operations for the second, third and fourth quarters of 2000, and the first and second quarters of 2001. The original complaints seek unspecified monetary damages and other relief. In November 2001, the court entered an order consolidating these actions into a single action, and in December 2001 appointed a lead class plaintiff. A consolidated complaint has not yet been filed. No discovery has taken place and no trial date has been set.

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      You should read the following discussion in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes. Certain statements contained in this Quarterly Report on Form 10-Q/ A, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC, including our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

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

      To address the activities discovered in our investigation, we have implemented remedial actions, including the prompt termination of employees who appear to have been involved in activities relating to the irregularities, closure of our regional headquarters, and the adoption of new and more stringent subsidiary cash control and expense approval policies, such as new banking and internal reporting procedures, improved controls over sales representatives and sales orders and hiring and payroll procedures, and new and more stringent credit approval policies.

      We direct you to refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 for more current information regarding the restatement.

Results of Operations

      The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
As a percentage of net revenue:
Product and software	85%	91%	87%	91%
Service	15	9	13	9

Total net revenue	100	100	100	100
Cost of revenue:
Product and software	42	37	37	39
Service	10	8	8	7

Total cost of revenue	52	45	45	46

Gross profit	48	55	55	54
Operating expenses:
Research and development	27	21	23	22
Sales and marketing	58	60	53	60
General and administrative	14	14	12	17
Amortization of deferred compensation	5	147	5	98
Amortization of goodwill	1	—	1	—

Total operating expenses	105	242	94	197

Loss from operations	(57)	(187)	(39)	(143)
Other income (expense), net	22	(2)	20	(1)

Loss before provision for income taxes	(35)	(189)	(19)	(144)
Provision for income taxes	(1)	—	(1)	—

Net loss	(36)%	(189)%	(20)%	(144)%

Net Revenue

      Net revenue increased 120% to $20.5 million in the three months ended June 30, 2000 from $9.3 million in the three months ended June 30, 1999. Net revenue for the six months ended June 30, 2000 increased 171% to $43.5 million as compared to $16.0 million for the same period in 1999. The increase in revenue was primarily attributable to an increase in product and software sales of 105% to $17.4 million in the three months ended June 30, 2000 from $8.5 million in the same three-month period of 1999 and of 159% to $37.9 million in the six months ended June 30, 2000 from $14.6 million in the same six-month period of 1999. Service revenue from maintenance and support increased by 274% to $3.1 million in the three months ended June 30, 2000 from $818,000 for the same three-month period of 1999 and by 296% to $5.6 million in the six months ended June 30, 2000 from $1.4 million in the same six-month period of 1999. The increase in service revenue is attributable to the increase in product sales and a larger customer base. We have also decreased dependency on key customers with no customer individually contributing greater than 10% of revenue in the three months ended June 30, 2000.

Cost of Revenue

      Cost of revenue increased 158% to $10.7 million in the three months ended June 30, 2000 from $4.1 million in the three months ended June 30, 1999. Cost of revenue for the six months ended June 30, 2000 increased by 166% to $19.7 million as compared to $7.4 million for the same period in 1999. These increases were primarily attributable to increases in product and software costs of 152% to $8.6 million in the three months ended June 30, 2000 from $3.4 million in the same period of 1999 and of 158% to $16.0 million in the six months ended June 30, 2000 from $6.2 million in the same six-month period of 1999. Service costs also increased by 188% to $2.1 million in the three months ended June 30, 2000 from $722,000 in the same period of 1999 and by 206% to $3.7 million in the six months ended June 30, 2000 from $1.2 million in the same six-month period of 1999 due to the increases in technical support personnel to service our increased customer base.

      Gross margin was 48% for the three months ended June 30, 2000 as compared to 55% for the same period in 1999. The decrease in gross margin largely resulted from the $3.4 million of product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, primarily because we now believe that these customers indirectly used Company funds for the purchase of these products. We also believe that such products, once delivered to these customers, will probably not be recoverable. Increased sales of hardware and software products in the second quarter of 2000 positively impacted our gross margin but were offset by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures and rapid technological change. Gross margin was 55% for the six months ended June 30, 2000 as compared to 54% for the same period in 1999.

Research and Development Expenses

      Research and development expenses increased 180% to $5.6 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999 and by 178% to $9.9 million in the six months ended June 30, 2000 from $3.6 million in the same six-month period of 1999. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses increased as a percentage of revenue to 27% from 21% for the three months ended June 30, 2000 and 1999, respectively, and increased as a percentage of revenue to 23% from 22% for the six months ended June 30, 2000 and 1999, respectively. These changes in research and development costs as a percentage of revenue are attributable to the significant increase in research and development personnel in anticipation of higher current period revenue and higher revenue growth. We expect research and development expenses to increase as a percentage of revenue with anticipated increases in the number of research and development personnel as a result of acquisitions and slower revenue growth.

Sales and Marketing Expenses

      Sales and marketing expenses increased 110% to $11.8 million in the three months ended June 30, 2000 from $5.6 million in the three months ended June 30, 1999 and by 137% to $22.9 million in the six months ended June 30, 2000 from $9.6 million in the same six-month period of 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses as a percentage of revenue decreased to 58% from 60% for the three months ended June 30, 2000 and 1999, respectively and to 53% from 60% for the six months ended June 30, 2000 and 1999, respectively. The decrease in sales and marketing costs as a percentage of revenue is attributable to the significant increase in revenue.

General and Administrative Expenses

      General and administrative expenses increased 125% to $2.9 million in the three months ended June 30, 2000 from $1.3 million in the three months ended June 30, 1999 and by 102% to $5.3 million in the six months ended June 30, 2000 from $2.6 million in the same six-month period of 1999. The absolute dollar increase in general and administrative expenses from period to period was primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. General and administrative expenses as a percentage of revenue remained constant at 14% for the three months ended June 30, 2000 and 1999, respectively and decreased to 12% from 17% for the six months ended June 30, 2000 and 1999, respectively. The six-month decrease in general and administrative costs as a percentage of revenue is attributable to the significant increase in revenue.

Amortization of Deferred Compensation

      For the three months ended June 30, 2000, amortization of deferred compensation was $932,000 as compared to $13.7 million in the three months ended June 30, 1999 and $2.3 million as compared to $15.6 million for the six months ended June 30, 2000 and 1999, respectively. Amortization of deferred compensation resulted from the granting of stock options and warrants to purchase common stock at prices below the deemed fair value of our common stock. The compensation is being amortized using the graded method over the vesting period of the stock options. Compensation charges relative to a warrant provided for consulting services of $11.6 million and $12.3 million were recognized in the three and six months ended June 30, 1999. There were no warrant compensation expenses recognized in 2000.

Amortization of Goodwill and Other Intangibles

      For the three and six months ended June 30, 2000, we recorded amortization of goodwill and other intangibles of $225,000 and $451,000, respectively, resulting from a purchase business combination completed in the fourth quarter of 1999. No amortization for goodwill and other intangibles was recorded in the corresponding periods of 1999.

Other Income, Net

      Other income, net was $4.4 million in the three months ended June 30, 2000 as compared to a net expense of $163,000 in the three months ended June 30, 1999 and $8.5 million in the six months ended June 30, 2000, as compared to a net expense of $147,000 in the same six-month period of 1999. The other income was attributable to the interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings.

Provision for Income Taxes

      For the three and six months ended June 30, 2000 we recorded provisions for income taxes of $259,000 and $284,000, respectively, related to current foreign income tax provided on the profits attributable to our foreign operations. For the three and six months ended June 30, 1999 the tax provision of $11,000 was entirely related to current foreign income taxes on foreign operations.

Liquidity and Capital Resources

      From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. During 1999, we completed both an initial and a secondary public offering, which resulted in net proceeds of approximately $302.6 million.

      Net cash provided by operating activities was $1.2 million in the six months ended June 30, 2000 compared to $8.3 million used in operating activities in the same period of 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was attributable to a net loss of $8.9 million, which was more than fully offset by amortization of deferred compensation and goodwill of $2.8 million, depreciation of $3.5 million, a decrease in accounts receivable of $3.3 million, and an increase in accounts payable and accrued liabilities of $9.6 million. Cash used in operating activities included cash used for increases in inventories of $7.5 million and other assets of $1.6 million. The increase in inventory during 2000 was primarily in anticipation of expected growth in product revenue. The decrease in accounts receivable resulted from the collection of aged receivable balances. The increase in accounts payable and accrued liabilities was primarily the result of increased inventories and operating expense levels primarily associated with higher anticipated revenue levels. The increase in other assets is primarily related to an increase in lease deposits.

      Net cash used in operating activities for the first six months of 1999 was attributable primarily to a net loss of $23.0 million and increases in accounts receivable of $6.3 million and inventories of $2.0 million, partially offset by depreciation of $869,000, amortization of deferred compensation of $15.6 million, increases in accounts payable and accrued liabilities of $3.9 million and increases in deferred revenue of $3.2 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue. The increase in accounts receivable was due to a significant portion of our increased revenue occurring during the last month of the period. Deferred revenue increased due to sales that had contingencies which were not satisfied at June 30, 1999 as well as increased sales of maintenance and support contracts.

      Net cash used in investing activities was approximately $43.7 million in the first six months of 2000 as compared to $3.7 million for the same period in 1999. For 2000, a net $35.2 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. Included in the net cash used in investing activities was a $3.8 million investment in a venture capital management fund made in June 2000. The remaining cash used in investing activities for each year was for purchases of property and equipment.

      Net cash provided by financing activities was $2.9 million in the first quarter of 2000, as compared to $4.4 million for the same period in 1999. For the period ended June 30, 2000, cash provided by financing activities was primarily the net proceeds from common stock issued upon exercise of employee incentive stock options and purchases under the employee stock purchase plan. For 1999, the cash provided by financing activities was predominantly the proceeds from a bank line of credit and long-term debt.

      On July 24, 2000 we completed the acquisition of PEAK Software Solutions, Inc., (“PEAK”) a leading software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.8636 of a share of the Company’s common stock and cash of approximately $25.00 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $44.5 million in stock and paid $16.7 million in cash.

      On August 10, 2000 we acquired ACT Networks, Inc., (“ACT Networks”) a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks was exchanged for 0.4198 of a share of the Company’s common stock. The exchange ratio was based upon an ACT Networks stock value of $14.00 per share divided by the Company’s five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $150.0 million of stock for the outstanding shares of ACT Networks and assumed an estimated $27.0 million in ACT Networks’ outstanding stock options.

      On June 30, 2000, our cash, cash equivalents and short-term investment balance was $276.2 million, which we believed would be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $266 million at June 30, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

PART II.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Form 10-Q/A:

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, among Clarent Corporation, Copper Merger Sub, Inc. and ACT Networks, Inc.(1)
2.2	Amendment No. 1, dated as of June 30, 2000, to the Agreement and Plan of Merger and Reorganization.(1)
27.1	Financial Data Schedule.
99.1	Press Release, dated July 25, 2000.(1)
99.2	Agreement and Plan of Merger and Reorganization dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., PEAK Software Solutions, Inc., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders’ Agent.(1)
99.3	Shareholders’ Agreement dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders’ Agent and Purchaser Representative.(1)

(1)	Previously Filed.

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

______________________________________
John J. O’Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:     May 8, 2002