Form 10-Q/A
period 2000-09-30
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No. 1

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26441

CLARENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0433687
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

     Yes ☑          No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 38,916,795 at September 30, 2000.

This report consists of 29 pages of which this page is number 1.

EXPLANATORY NOTE

      This amendment on Form 10-Q/A amends Items 1, 2 and 3 of Part I and Item 6 of Part II of the Quarterly Report of Clarent Corporation (the “Company”) on Form 10-Q previously filed for the quarter ended September 30, 2000 (the “Prior Report”). Subsequent to the issuance of the Company’s financial statements on the Prior Report, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This amendment is filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the quarter ended September 30, 2000 are more fully described in Notes 1 and 12 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

CLARENT CORPORATION

FORM 10-Q/A INDEX

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CLARENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$206,975	$238,724
Short-term investments	79,660	42,581
Accounts receivable, gross	28,126	26,532
Receivables allowance	(5,774)	(2,314)

Accounts receivables, net	22,352	24,218
Inventories	17,700	8,404
Prepaid expenses and other current assets	4,100	2,826

Total current assets	330,787	316,753
Property and equipment, net	29,179	12,696
Investments	16,750	2,988
Goodwill, net	100,863	2,558
Other intangible assets, net	40,701	—
Deferred tax assets	15,911	—
Other assets	1,964	373

Total assets	$536,155	$335,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,611	$8,552
Compensation related accruals	7,176	2,991
Deferred revenue	9,783	10,117
Accrued liabilities	12,041	4,866
Customer advances	7,164	—
Merger related restructuring accrual	6,354	—

Total current liabilities	53,129	26,526
Deferred tax liabilities	15,910	—
Stockholders’ equity:
Common stock	580,584	353,894
Deferred compensation	(11,868)	(5,990)
Accumulated other comprehensive loss	(269)	(112)
Accumulated deficit	(101,331)	(38,950)

Total stockholders’ equity	467,116	308,842

Total liabilities and stockholders’ equity	$536,155	$335,368

      See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Net revenue:
Product and software	$23,218	$12,363	$61,131	$26,978
Service	4,003	864	9,566	2,267

Total net revenue	27,221	13,227	70,697	29,245
Cost of revenue:
Product and software	14,210	4,488	30,223	10,698
Service	2,176	947	5,894	2,164

Total cost of revenue	16,386	5,435	36,117	12,862

Gross profit	10,835	7,792	34,580	16,383
Operating expenses:
Research and development	8,414	2,466	18,320	6,023
Sales and marketing	15,255	6,518	38,129	16,166
General and administrative	5,092	1,773	10,399	4,402
Amortization of deferred compensation	1,763	1,901	4,073	17,543
Amortization of goodwill and other intangibles	6,023	—	6,474	—
Purchased in-process research and development	31,496	—	31,496	—
Merger related costs	1,386	—	1,386	—

Total operating expenses	69,429	12,658	110,277	44,134

Loss from operations	(58,594)	(4,866)	(75,697)	(27,751)
Other income, net	5,088	716	13,602	569

Loss before provision for income taxes	(53,506)	(4,150)	(62,095)	(27,182)
Provision for income taxes	(2)	(72)	(286)	(83)

Net loss	$(53,508)	$(4,222)	$(62,381)	$(27,265)

Basic and diluted net loss per share	$(1.47)	$(0.17)	$(1.85)	$(2.17)

Shares used to compute basic and diluted net loss per share	36,482	25,526	33,763	12,543

      See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

	(Restated)
Operating activities:
Net loss	$(62,381)	$(27,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,081	1,609
Amortization of deferred compensation	4,073	17,543
Purchased in-process research and development	31,496	—
Amortization of goodwill and other intangibles	6,860	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	8,234	(8,251)
Inventories	(4,801)	(1,848)
Prepaid expenses and other current assets	(84)	(1,186)
Other assets	(1,339)	(425)
Accounts payable, compensation related accruals and accrued liabilities	(4,917)	5,430
Deferred revenue	(740)	4,997
Merger related restructuring accrual	6,354	—
Customer advances	7,164	—

Net cash used in operating activities	(4,000)	(9,396)

Investing activities:
Purchases of short-term investments	(120,519)	(23,728)
Purchases of long-term investments	(15,250)	(3,000)
Sales and maturities of investments	88,450	—
Purchases of property and equipment	(19,026)	(6,902)
Acquisition of businesses, net cash acquired	33,316	—

Net cash used in investing activities	(33,029)	(33,630)

Financing activities:
Proceeds from line of credit	—	1,628
Proceeds from long term debt	—	182
Proceeds from issuance of preferred stock	—	332
Proceeds from issuance of common stock	5,369	62,784

Net cash provided by financing activities	5,369	64,926

Effect of exchange rate changes on cash and cash equivalents	(89)	67

Net increase (decrease) in cash and cash equivalents	(31,749)	21,967
Cash and cash equivalents at beginning of period	238,724	11,903

Cash and cash equivalents at end of period	$206,975	$33,870

Supplemental disclosure of non-cash activities:
Preferred stock received in exchange for settlement of accounts receivable	$1,500	$—
Issuance of common stock in connection with business acquisitions	$194,412	$—

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2000 (restated) and for the three and nine months ended September 30, 2000 (restated) and September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000. Certain prior period balances have been reclassified to conform to current period presentation.

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

      The following tables summarize the effect of the restatement for the quarterly period ended September 30, 2000.

      Condensed Consolidated Statements of Operations Data (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2000		September 30, 2000

	As Reported	As Restated	As Reported	As Restated

Total net revenue	$45,523	$27,221	$98,419	$70,697
Gross profit	25,257	10,835	57,104	34,580
Loss from operations	(44,089)	(58,594)	(52,807)	(75,697)
Net loss	(39,503)	(53,508)	(39,991)	(62,381)
Basic and diluted net loss per share	$(1.08)	$(1.47)	$(1.18)	$(1.85)

      Condensed Consolidated Balance Sheets Data (in thousands):

	September 30, 2000

	As Reported	As Restated

Accounts receivable, net	$46,617	$22,352
Inventories	12,960	17,700
Total current assets	350,312	330,787
Property and equipment, net	28,871	29,179
Total assets	555,372	536,155
Deferred revenue	13,125	9,783
Accrued liabilities, compensation related accruals, customer advances, and merger related restructuring accruals	26,220	32,735
Total current liabilities	49,956	53,129
Total stockholders’ equity	489,506	467,116
Total liabilities and stockholders’ equity	555,372	536,155

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      At March 31, 2002, the Company’s cash, cash equivalents and short-term investments were approximately $34 million, which may not be adequate to meet the Company’s operating cash needs through the end of 2002, unless the Company achieves increased revenues and further reduces its expenses. To reduce its expenditures, the Company restructured in several areas, including reducing staffing, implementing expense management and curtailing capital spending. For example, since July 2001, the Company’s headcount decreased by approximately 82%, from approximately 1,018 employees to approximately 180 employees currently. In addition, the Company has sustained, and expects to continue to sustain, substantial expenses arising from the restatement of its financial statements and related litigation matters. Until the Company resolves the claims against it and reduces its commitments, the Company expects that its expenses will continue to exceed its revenues for the foreseeable future. The Company plans to take further measures to conserve cash, and to continue to evaluate its strategic alternatives.

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

2.     FINANCIAL INSTRUMENTS

      Available-for-sale securities are carried at fair value, with the unrealized gains or losses reported as a separate component of stockholder’s equity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the nine months ended September 30, 2000.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

3.     INVENTORIES

      Inventories consist of the following (in thousands):

	September 30,	December 31,
	2000	1999

	(Restated)
Raw materials	$9,577	$7,347
Work-in-process	304	—
Finished goods	7,819	1,057

	$17,700	$8,404

      Inventory charges totaling $3.1 million and $6.5 million were taken during the three and nine months ended September 30, 2000 reflecting product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, and for which the inventory is not expected to be recoverable.

4.     INVESTMENTS

      The Company invests in equity instruments of privately-held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for the $1.5 million investment noted below, all of the Company’s investments are valued at the cash paid for the equity received. These investments are included as long-term investments in the balance sheet and are accounted for under the cost method when ownership is less than 20% and there are no indicators of control. For these non-quoted investments, the Company regularly reviews operating performance, financing status, liquidity prospects and cash flow forecasts in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. As of September 30, 2000, no such losses have been recorded.

      During the nine months ended September 30, 2000, the Company invested $8.5 million in various privately-held companies and $6.8 million in a venture capital management fund. As of September 30, 2000, the Company was committed to invest an additional $8.2 million in the venture capital management fund over the next two quarters.

      During March 2000, the Company reduced its accounts receivable by accepting Series A preferred stock of one of its privately held customers with a value of $1.5 million as an alternative to cash payment. The investment is recorded at cost.

      During the nine months ended September 30, 2000, the Company recorded revenues of $4.3 million from certain customers in which the Company had an investment. Revenues from these customers have been recorded at the value of the products and services sold.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

5.     COMPREHENSIVE LOSS

      The Company’s total comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Net loss	$(53,508)	$(4,222)	$(62,381)	$(27,265)
Other comprehensive income (loss):
Translation adjustments	(116)	24	(137)	48
Unrealized income (loss) on investments	9	(27)	(20)	(27)

Comprehensive loss	$(53,615)	$(4,225)	$(62,538)	$(27,244)

6.     INCOME TAXES

      The provisions for income taxes of $2,000 and $286,000 for the three and nine months ended September 30, 2000 consist of foreign income tax provided on the profits attributable to the Company’s foreign operations.

7.     STOCKHOLDERS’ EQUITY

      On February 15, 2000, the Company’s stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200,000,000 from 50,000,000 shares.

      On January 31, 2000, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”) by 792,465, or 2.5% of the Company’s outstanding shares measured as of that date. This increase was in accordance with the provisions of the 1999 Plan. At a special meeting of the Company’s stockholders on February 15, 2000, the Company’s stockholders approved an amendment to the 1999 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 1999 Plan by 2,641,830 shares. On June 7, 2000 at the annual meeting of the Company’s stockholders, the Company’s stockholders approved a further amendment to the 1999 Plan to increase the shares of common stock authorized for issuance by 2,000,000 to a total of 16,792,465.

      Also, at the annual meeting of stockholders on June 7, 2000, the Company’s stockholders approved an amendment to the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) to increase the aggregate number of shares of common stock authorized for issuance under the Directors’ Plan by 200,000 shares to 500,000 and authorized a change in the number of shares granted and the vesting provisions of grants available under the Directors’ Plan.

      On July 24, 2000, the Company issued 528,761 shares of common stock to acquire PEAK Software Solutions, Inc. On August 10, 2000, the Company issued 4,444,832 shares of common stock to acquire ACT Networks, Inc. (“ACT Networks”) and assumed all outstanding stock option agreements. At September 30, 2000, the aggregate number of shares authorized for issuance under the ACT Networks stock option plans and agreements was 1,235,795 shares of the Company’s common stock.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

8.     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The Company operates in one industry segment. The Company designs, develops and sells Internet Protocol telephony, or IP telephony, systems. Net revenue for non-U.S. locations is substantially the result of export sales from the U.S.

      Net revenue by geographic region based on customer location was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Product and software revenue:
United States	$8,544	$6,175	$20,912	$13,039
Other Americas	4,028	21	6,667	123
Europe, Middle East and Africa	5,161	2,989	14,466	3,754
Asia Pacific	5,485	3,178	19,086	10,062

Total	$23,218	$12,363	$61,131	$26,978

Service revenue:
United States	$2,066	$327	$3,932	$1,122
Other Americas	291	18	1,329	49
Europe, Middle East and Africa	857	85	2,096	195
Asia Pacific	789	434	2,209	901

Total	$4,003	$864	$9,566	$2,267

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

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
Numerator:
Net loss	$(53,508)	$(4,222)	$(62,381)	$(27,265)

Denominator:
Weighted average shares outstanding	36,482	26,651	33,826	14,005
Less shares subject to repurchase	—	(1,125)	(63)	(1,462)

Denominator for basic and diluted net loss per share	36,482	25,526	33,763	12,543

Basic and diluted net loss per share	$(1.47)	$(0.17)	$(1.85)	$(2.17)

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      In periods with a net loss, the Company excludes all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 5,121,000 and 10,012,000 for the three months ended September 30, 2000 and 1999, respectively, and 5,921,000 and 19,511,000 for the nine months ended September 30, 2000 and 1999, respectively.

10.     CUSTOMER ADVANCES

      As of September 30, 2000, the Company received funds totaling $7.2 million from certain customers in the Asia-Pacific region. These payments are currently recorded as customer advances. These advances consist of funds received from customers, and the Company now believes that these funds may be subject to refund, because (i) the Company is aware of a purported return right with respect to certain products or (ii) the customer has not accepted possession of certain products.

11.     ACQUISITIONS

      On July 24, 2000, the Company completed the acquisition of PEAK Software Solutions, Inc. (“PEAK”), a leading software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.8636 of a share of the Company’s common stock and cash of approximately $25.00 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $44.5 million in stock and paid $16.7 million in cash. This acquisition was accounted for using the purchase method and was not included in the calculation of pro forma results, as it is not considered to be material to the operating results of the Company. The operating results of PEAK have been included in the condensed consolidated statements of operations from the date of acquisition.

      On August 10, 2000, the Company acquired ACT Networks, Inc. (“ACT Networks”), a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. Under the terms of the agreement, each outstanding share of ACT Networks stock was exchanged for 0.4198 of a share of the Company’s common stock. The exchange ratio was based upon an ACT Networks stock value of $14.00 per share divided by the Company’s five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $150.0 million of stock for the outstanding shares of ACT Networks and assumed stock options to purchase approximately 1.1 million shares of the Company’s common stock with an aggregate fair value of $27.0 million. The ACT Networks acquisition has been accounted for as a purchase and accordingly, results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s condensed consolidated financial statements from the date of acquisition.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The ACT Networks acquisition cost, allocation of excess purchased cost over the fair value of net assets acquired to goodwill and other intangible assets acquired and the related life of the intangible assets (in thousands, except for asset life) are:

	Acquisition
	Cost	Asset Life

		(in years)
Value of common stock and stock options issued	$176,789
Transaction costs	7,008
Merger related restructuring costs	8,885

	192,682
Less net tangible assets acquired	(68,950)

Excess purchase cost over the fair value of net tangible assets acquired	$123,732

Excess purchase cost was allocated to the following:
Assembled workforce	$6,642	3
Customer base	19,276	5
Developed technology	13,860	5
In-process research and development	31,496	—
Goodwill	42,506	5
Deferred compensation	9,952	4

	$123,732

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

      In valuing in-process research and development of $31.5 million, the Company considered, among other factors, the stage of completion of the development efforts and the estimated net present value of cash flows expected to result from the successful deployment of the new products. The stage of completion was determined by estimating the costs and time incurred as of the acquisition date relative to the costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the products being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated product life cycles. Estimated future cash flows were discounted to arrive at a net present value and were allocated to in-process research and development based on the percentage of completion at the date of acquisition.

      In valuing the developed technology of $13.9 million, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the products, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product-life cycles.

      To determine the value of the assembled work force of $6.6 million, the Company evaluated the work force in place at the acquisition date and utilized the cost approach to estimate the value of replacing the work

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

force. Costs considered in replacing the work force included costs of identifying, recruiting and interviewing candidates, as well as the cost of training new employees. These costs were then summed up and tax-effected to estimate the value of the assembled workforce.

      To determine the value of the customer base of $19.3 million, the Company utilized the avoided cost approach. Under this approach, the fair value of the acquired customer relationships is equal to the costs that the acquirer would incur recreating similar functional customer relationships. Costs considered in recreating the customer base include the amount of costs and time sales, marketing, development and corporate personnel would have to spend in order to acquire the customer base.

      Total merger related restructuring costs (in thousands):

September 30,
2000

(Restated)
Termination of leases	$3,972
Employee related severance	1,449
Fixed asset disposition	933

Total merger related restructuring costs	$6,354

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

      The pro forma results of operations combine the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, and the historical results for ACT Networks for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999 (in thousands, except per share data):

	Nine Months Ended
	September 30,

	2000	1999

	(Restated)
Pro forma net revenue	$99,307	$69,955
Pro forma net loss	$(49,098)	$(32,981)
Pro forma basic and diluted net loss per share	$(1.31)	$(1.94)
Denominator for pro forma basic and diluted net loss per share	37,381	16,988

12.     RELATED PARTY TRANSACTIONS

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Transactions Related to Asia-Pacific Region

      The Company entered into various transactions with entities that, as a result of the investigation, the Company now believes are controlled by Matthew Chiang or members of his immediate family. Mr. Chiang was employed by the Company as a Marketing Director of the Asia-Pacific region from July 1997 to June 1999, a Director, Product and Market Strategy from July 1999 to December 2000 and the Company’s Vice President and General Manager of the Asia Pacific region and served as the President of its Asia-Pacific regional office from January 2001 to September 2001. The entities believed to be controlled by Mr. Chiang or members of his immediate family are Great MinCom Communication Corporation (which the Company believes is also known as Great MinCom Products Corporation and collectively, “Great MinCom”) and Articula Corporation (“Articula”). The Company believes that Mr. Chiang may have had a direct or indirect material interest in each of the transactions between the Company, Great MinCom and Articula. The Company believes that Jerry Chang, who was a director of the Company from July 1996 to September 2001, the Company’s President from July 1996 to April 2001, Chief Executive Officer from July 1996 to July 2001 and Chief Strategist from July 2001 to September 2001, may have an indirect financial interest in Articula.

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      An aggregate of $3.0 million of the funds transferred to Articula and Great MinCom by the Company’s Asia-Pacific regional office was intended for use as partial payment for the Company’s obligations under: a Joint Marketing Agreement dated as of April 4, 2001 between the Company and Articula pursuant to which the Company agreed to pay Articula $3.0 million; and a Consulting Services Agreement dated as of May 10, 2001 between the Company and Great MinCom pursuant to which the Company agreed to pay Great MinCom $1.1 million. In connection with the Consulting Services Agreement, Great MinCom agreed to assist the Company with the development of channel partner relationships for network design and system integration.

      Principal of approximately $43.0 million plus accrued interest is outstanding under the various promissory notes as of September 30, 2001. As a result of the investigation and restatement the Company has now determined that a significant portion of the funds related to the $43.0 million, as well as the $13.0 million in Bid Deposits mentioned above and the $11.0 million from the guaranty noted below, may have been used by third parties to purchase the Company’s products from the Company’s customers. As a result, the Company reversed all revenue associated with the product’s original sale and expensed the associated inventory in the same period that the revenue was originally recognized because it is not believed to be recoverable and, for accounting purposes only, recorded any payment associated with the reversed revenue transactions as a reduction in the notes receivable balances. Remaining notes receivables balances of approximately $8.2 million were provided for by charges to other expense during the third quarter of 2001 due to the doubtful probability of collection. Although accounted for as described above, as of the date of this filing, the notes remain outstanding and unpaid. The Company reserves its rights to pursue collection of the entire principal balance plus accrued interest for each of the loans and the Bid Deposit amounts, in addition to other remedies or actions available to the Company.

      D-Link Corporation (“D-Link”), a distributor and supplier of the Company, claims that on July 3, 2001 the Company executed a guaranty of Articula’s repayment of an $11.0 million loan from D-Link to Articula. The purported guaranty was not reported to the appropriate personnel in the Company by the executive who signed the guaranty in violation of the Company’s procedures. The Company now believes that, as of the date of this filing, Articula had repaid $2.0 million of the amount purportedly guarantied by the Company. The Company has recorded a liability of $9.0 million (in customer advances) in its September 30, 2001 financials as a result of this purported guaranty.

      During May through July 2001, Mr. Chiang, the President of the Company’s Asia-Pacific regional office, received from the Company cash advances or effected loans in violation of the Company’s policies in the amount of approximately $1.1 million, all of which is outstanding, but fully reserved for, as of September 30, 2001. Mr. Chiang also effected loans and investments from the Asia-Pacific regional office, in violation of the Company’s financial control policies, in the amount of approximately $703,000, some of which directly or indirectly benefited Mr. Chiang. These transactions were not reported to the appropriate personnel in the Company and the amounts remain outstanding, but fully reserved for, as of September 30, 2001. The Company now believes that these loans and investments resulted in the payments of Company funds to customers who used Company funds for the purchase of Company products. The Company has reversed all revenue associated with the original recording of revenue of such products and expensed the associated inventory in the same period that the revenue was originally recognized.

     Indebtedness of Management

      As described in “Transactions Related to Asia-Pacific Region,” Mr. Chiang, a former executive of the Company, and certain entities affiliated with Mr. Chiang are currently indebted to the Company.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

13.     RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have a material impact on the Company’s results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 on its consolidated results of operations, financial position and cash flows.

14.     SUBSEQUENT EVENT — LITIGATION

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

Results of Operations

      The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Restated)		(Restated)
As a percentage of net revenue:
Product and software	85%	93%	86%	92%
Service	15	7	14	8

Total net revenue	100	100	100	100
Cost of revenue:
Product and software	52	34	43	37
Service	8	7	8	7

Total cost of revenue	60	41	51	44

Gross profit	40	59	49	56
Operating expenses:
Research and development	31	19	26	21
Sales and marketing	56	49	54	55
General and administrative	19	13	15	15
Amortization of deferred compensation	6	14	6	60
Amortization of goodwill and other intangibles	22	—	9	—
Purchased in-process research & development	116	—	44	—
Merger related costs	5	—	2	—

Total operating expenses	255	95	156	151

Loss from operations	(215)	(36)	(107)	(95)
Other income, net	18	5	19	2

Loss before provision for income taxes	(197)	(31)	(88)	(93)
Provision for income taxes	—	(1)	—	—

Net loss	(197)%	(32)%	(88)%	(93)%

Net Revenue

      Net revenue increased 106% to $27.2 million in the three months ended September 30, 2000 from $13.2 million in the three months ended September 30, 1999. Net revenue for the nine months ended September 30, 2000 increased 142% to $70.7 million, as compared to $29.2 million for the same period in 1999. The increase in revenue was primarily attributable to an increase in product and software sales of 88% to $23.2 million in the three months ended September 30, 2000 from $12.4 million in the same three-month period of 1999 and of 127% to $61.1 million in the nine months ended September 30, 2000 from $27.0 million in the same nine-month period of 1999. The increased demand for Clarent’s IP based communication solution was from both existing and new customers on a worldwide basis. Service revenue from maintenance and support increased by 363% to $4.0 million in the three months ended September 30, 2000 from $864,000 for the same three-month period of 1999 and by 322% to $9.6 million in the nine months ended September 30, 2000 from $2.3 million in the same nine-month period of 1999. The increase in service revenue is attributable to the increase in product sales and a larger customer base. We have also decreased dependency on key customers, with no customer individually contributing greater than 10% of revenue in the first nine months of 2000.

Cost of Revenue

      Cost of revenue increased 201% to $16.4 million in the three months ended September 30, 2000 from $5.4 million in the three months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000 increased by 181% to $36.1 million, as compared to $12.9 million for the same period in 1999. These increases were primarily attributable to increases in product and software costs of 217% to $14.2 million in the three months ended September 30, 2000 from $4.5 million in the same period of 1999 and of 183% to $30.2 million in the nine months ended September 30, 2000 from $10.7 million in the same nine-month period of 1999. Service costs also increased by 130% to $2.2 million in the three months ended September 30, 2000 from $947,000 in the same period of 1999 and by 172% to $5.9 million in the nine months ended September 30, 2000 from $2.2 million in the same nine-month period of 1999 due to the increases in technical support personnel to service our increased customer base.

      Gross margin was 40% for the third quarter of 2000, compared to 59% for the corresponding period in 1999. Gross margin decreased to 49% for the nine months ended September 30, 2000 as compared to 56% for the same nine-month period in 1999. The decrease in gross margin for the three and nine months ended September 30, 2001 largely resulted from $3.1 million and $6.5 million of product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, primarily because we now believe that the customers indirectly used Company funds for the purchase of these products. We also believe that such product, once delivered to these customers, will probably not be recoverable. Increased sales of our software products, both in absolute dollars and as a percentage of revenue, positively impacted our gross margin in 2000, but were offset by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures from rapid technological change.

Research and Development Expenses

      Research and development expenses increased 241% to $8.4 million in the three months ended September 30, 2000 from $2.5 million in the three months ended September 30, 1999 and 204% to $18.3 million in the nine months ended September 30, 2000 from $6.0 million in the same nine-month period of 1999. The absolute dollar increases in research and development expenses from period to period were attributable to increases in the number of research and development personnel. Research and development expenses as a percentage of revenue increased to 31% from 19% for the three months ended September 30, 2000 and 1999, respectively, and increased to 26% from 21% for the nine months ended September 30, 2000 and 1999, respectively. The increase in research and development expenses as a percentage of revenue is attributable to the significant increase in research and development personnel in anticipation of higher current period revenue and higher revenue growth. We expect research and development expenses to increase as a percentage of revenue with increases in the number of research and development personnel as a result of acquisitions during the third quarter of 2000.

Sales and Marketing Expenses

      Sales and marketing expenses increased 134% to $15.3 million in the three months ended September 30, 2000 from $6.5 million in the three months ended September 30, 1999 and 136% to $38.1 million in the nine months ended September 30, 2000 from $16.2 million in the same nine-month period of 1999. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and, to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses as a percentage of revenue increased to 56% from 49% for the three months ended September 30, 2000 and 1999, respectively, as we added sales and marketing personnel and spending on promotional activities in anticipation of higher current period revenue and higher revenue growth. Sales and marketing as a percentage of revenue decreased to 54% from 55% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in sales and marketing costs as a percentage of revenue is attributable to the significant increase in revenue for the year to date.

General and Administrative Expenses

      General and administrative expenses increased 187% to $5.1 million in the three months ended September 30, 2000 from $1.8 million in the three months ended September 30, 1999 and 136% to $10.4 million in the nine months ended September 30, 2000 from $4.4 million in the same nine-month period of 1999. The absolute dollar increases in general and administrative expenses from period to period were primarily attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. General and administrative expenses as a percentage of revenue increased to 19% from 13% for the three months ended September 30, 2000 and 1999, respectively, and remained flat at 15% for the nine months ended September 30, 2000 and 1999, respectively.

Amortization of Deferred Compensation

      For the three months ended September 30, 2000, amortization of deferred compensation was $1.8 million as compared to $1.9 million in the three months ended September 30, 1999 and $4.1 million as compared to $17.5 million for the nine months ended September 30, 2000 and 1999, respectively. Amortization of deferred compensation resulted from the granting of stock options and warrants to purchase common stock at prices below the deemed fair value of our common stock. The compensation is being amortized using the graded method over the vesting period of the stock options. Compensation charges relative to a warrant provided for consulting services of $12.3 million were recognized in the nine months ended September 30, 1999. There were no warrant compensation expenses recognized in the nine months ended September 30, 2000.

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and other intangibles for the three and nine months ended September 30, 2000 was $6.0 million and $6.5 million, respectively. The goodwill and other intangibles resulted from a purchase business combination completed in the fourth quarter of 1999 and from the two purchase business combinations that were completed in the third quarter of 2000. The value of the other intangibles was determined using independent valuations for both the PEAK and ACT Networks acquisitions. No amortization for goodwill and other intangibles was recorded in the corresponding periods of 1999.

Purchased In-Process Research and Development

      Purchased in-process research and development of $31.5 million represents the write-off of in-process technology associated with our acquisition of ACT Networks.

      The cost of in-process research and development is based on a fair value allocation of the purchase price we paid to acquire ACT Networks. The fair value allocation to in-process research and development was determined by identifying projects underway at the time of the ACT Networks merger that required additional efforts to establish technological feasibility after consummation of the ACT Networks merger. These projects have identifiable technological risk factors, which indicate that even though successful completion is expected, it is not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.

      In valuing in-process research and development of $31.5 million, we considered, among other factors, the stage of completion of the development efforts and the estimated net present value of cash flows expected to result from the successful deployment of the new products. The stage of completion was determined by estimating the costs and time incurred as of the acquisition date relative to the costs and time to be incurred to develop the in-process technology into commercially viable products. The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the products being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated product life cycles. Estimated future cash flows were discounted to arrive at a net present value and were allocated to in-process research and development based on the percentage of completion at the date of acquisition.

      If we do not successfully deploy commercially accepted technology or products based on the purchased in-process research and development, our operating results could be adversely affected in future periods.

Merger Related Costs

      Merger related costs are costs of integration of $1.4 million from the acquisition of ACT Networks that were immediately charged to operations.

Other Income, Net

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

Provision for Income Taxes

      For the three and nine months ended September 30, 2000, we recorded provisions for income taxes of $2,000 and $286,000, respectively, related to current foreign income tax provided on the profits attributable to our foreign operations. For the three and nine months ended September 30, 1999, the tax provisions of $72,000 and $83,000 were entirely related to current foreign income taxes on foreign operations.

Liquidity and Capital Resources

      From inception through June 1999, we financed our operations primarily through private sales of convertible preferred stock, which totaled $18.9 million in aggregate net proceeds. During 1999, we completed both an initial and a secondary public offering, which resulted in net proceeds of approximately $302.6 million. In addition, we received net proceeds of $33.3 million from our acquisitions during the third quarter of 2000.

      Net cash used in operating activities was $4.0 million in the nine months ended September 30, 2000, compared to $9.4 million used in operating activities in the same period of 1999. The net cash used in operating activities in 2000 was principally the result of a net loss of $62.4 million, an increase in other assets of $1.3 million, an increase in inventories of $4.8 million, a decrease in accounts payable, compensation related accruals and accrued liabilities of $4.9 million and a decrease in deferred revenue of $740,000. These amounts were partially offset by adjustments for amortization of deferred compensation, goodwill and intangibles of $10.9 million, depreciation of $6.1 million, a charge for purchased in-process research and development of $31.5 million, a decrease in accounts receivable of $8.2 million, an increase in merger related restructuring accrual of $6.4 million and an increase in customer advances of $7.2 million. The increase in other assets was primarily the result of deposits related to property leases. The increase in inventories was in anticipation of expected growth in product revenues. The decrease in deferred revenue was the result of our receipt of payment on previously deferred product revenue transactions. The decrease in accounts payable, compensation related accruals and accrued liabilities resulted from payment of transaction costs and certain liabilities associated with acquisitions. The increase in the merger related restructuring accrual resulted from the Act Networks acquisition during the third quarter of 2000. Customer advances represented funds received from customers that we now believe may be subject to refund, because (i) of a purported return right or (ii) the customer has not accepted possession of certain products. Amortization of deferred compensation, goodwill and intangibles increased significantly as a result of the two acquisitions completed during the third quarter of 2000. Accounts receivable decreased primarily because of an increase in the number of customers whose purchases are recognized on a cash basis.

      Net cash used in operating activities for the first nine months of 1999 was attributable primarily to a net loss of $27.3 million and increases in accounts receivable of $8.3 million, inventories of $1.8 million and prepaid expenses and other assets of $1.6 million, partially offset by depreciation of $1.6 million, amortization of deferred compensation of $17.5 million, and increases in accounts payable, compensation related accruals and accrued liabilities of $5.4 million and deferred revenue of $5.0 million. The increase in inventory for 1999 was primarily in anticipation of expected growth in product revenue. The increase in accounts receivable was due to a significant portion of our increased revenue occurring during the last month of the period. Deferred revenue increased due to sales with contingencies that were not satisfied at September 30, 1999, as well as increased sales of maintenance and support contracts.

      Net cash used in investing activities was $33.0 million in the first nine months of 2000 as compared to $33.6 million for the same period in 1999. For 2000, a net $47.3 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities as compared to $26.7 million invested during the same period in 1999. Included in the net cash used in investing activities during 2000 was $15.3 million invested in long-term investments represented by interests in various privately held companies and a venture capital management fund. During the nine months ended September 30, 2000 we acquired net cash of $33.3 million from business combinations. The remaining cash used in investing activities for each year was for purchases of property and equipment totaling $19.0 million for the nine months ended September 30, 2000 and $6.9 million for the same period of 1999.

      Net cash provided by financing activities was $5.4 million in the nine months ended September 30, 2000 as opposed to $64.9 million for the same period in 1999. During 2000, cash provided by financing activities was primarily net proceeds from common stock issued upon exercise of employee incentive stock options and purchases under the employee stock purchase plan. For 1999, the cash provided by financing activities was predominantly the proceeds from our public offering in July 1999 and a bank line of credit.

      On September 30, 2000, our cash, cash equivalents and short-term investment balance was $286.6 million, which we believed would be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $226 million at September 30, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $200,000 decrease (less than 0.2%) in the fair market value of our available-for-sale securities.

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

PART II.

OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this Form 10-Q/ A:

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, among Clarent Corporation, Copper Merger Sub, Inc. and ACT Networks, Inc.(1)
2.2	Amendment No. 1, dated as of June 30, 2000, to the Agreement and Plan of Merger and Reorganization.(1)
27.1	Financial Data Schedule.
99.1	Agreement and Plan of Merger and Reorganization dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., PEAK Software Solutions, Inc., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders’ Agent.(1)
99.2	Shareholders’ Agreement dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders’ Agent and Purchaser Representative.(1)

(1)	Previously Filed.

      (b) Reports on Form 8-K.

      On August 10, 2000, the Company filed a Current Report on Form 8-K announcing completion of its acquisition of ACT Networks, Inc. on August 10, 2000. The required financial statements and pro forma financial information were subsequently filed by amendment on Form 8-K/ A filed with the SEC on October 24, 2000.

CLARENT CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARENT CORPORATION

By:	/s/ JOHN J. O’SHEA

John J. O’Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2002