Form 10-K/A
period 2000-12-31
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 000-26441

CLARENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0433687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Chesapeake Drive

Redwood City, California 94063
(Address of principal executive offices)

(650) 306-7511

(Registrant’s telephone number, including area code)

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

Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $278 million as of February 28, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose and excludes approximately 13,180,000 of the registrant’s outstanding common stock held by directors, officers and stockholders whose ownership exceeds 5% of the common stock outstanding as of February 28, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

39,645,000 shares of the registrant’s common stock, $.001 par value, were outstanding at February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Unless otherwise discussed in this Form 10-K/A, portions of the registrant’s definitive proxy statement issued in connection with the registrant’s annual meeting of stockholders held on June 7, 2001, are incorporated by reference to Part III of this report.

Explanatory Note

      This amendment on Form 10-K/ A amends the Annual Report of Clarent Corporation (the “Company”) on Form 10-K previously filed for the year ended December 31, 2000 (the “Prior Report”). Subsequent to the issuance of the Company’s financial statements on the Prior Report, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This amendment is filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the year ended December 31, 2000 are more fully described in Notes 1 and 7 of Notes to Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Note 16 of Notes to Consolidated Financial Statements.

      Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Statements used in this Form 10-K/ A containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, and (ii) “knowledge,” and words of similar import, are used to refer to conditions existing on the filing date of this Form 10-K/ A. Except as specifically indicated above, no other information included in the Prior Report on Form 10-K is amended by the Form 10-K/ A and such information remains as of the date of the Prior Report. We direct you to refer to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for more current information regarding Clarent, including “Risk Factors that May Impact Future Operating Results.”

CLARENT CORPORATION

FORM 10-K/ A

Year Ended December 31, 2000

PART I

      You should be aware that the following discussion contains both historical information and forward-looking statements. Forward-looking statements are statements made about future events and include projections and other statements about what may or could happen in the future based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” or the negatives of such terms, and other comparable terminology. You should be aware that forward-looking statements involve known and unknown risks and uncertainties. Our actual results could differ significantly from those you might expect based on our forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should also consider the additional risks described in the section entitled “Risk Factors That May Impact Future Operating Results” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

ITEM 1.     BUSINESS

RESTATEMENT OF FINANCIAL STATEMENTS

      The Consolidated Financial Statements included in this Form 10-K/A have been restated, as more fully described in Note 1 of Notes to Consolidated Financial Statements. Except for financial statement information and related disclosures that are specifically related to the restatement and except as described in the Explanatory Note to this Form 10-K/A, the information in this Item 1 remains as of the date of the Prior Report.

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

      Our customers include service providers, system integrators, resellers and enterprises. Service provider customers include traditional local, international and wholesale long distance telecommunication companies, as well as “next generation” service providers, including Internet Service Providers (ISPs), Application Service Providers (ASPs), web-to-phone providers and others employing Internet-based business models. Traditional telecommunication service providers — companies that have previously served as the monopoly or incumbent provider in their region — and “next generation” service providers are addressing business challenges and service demands that result from a worldwide movement towards deregulation of telecommunications markets, a trend that has been reinforced by a mandate from the World Trade Organization (WTO).

      Our solutions provide seamless bridges between the traditional circuit-switched telephone system and Internet Protocol networks, allowing the use of IP telephony to be transparent to end user customers using their existing wire line or wireless telephones. Our solutions deliver a level of voice quality that can be indistinguishable from the voice quality of the traditional telephone system.

      Using our technology to transmit voice, fax and data simultaneously, our customers are able to more efficiently and cost effectively use the available capacity of their networks. Our clearinghouse solutions also enable interconnection among communication service providers’ networks for resource sharing, minutes exchange and other applications.

      Our software platform offers service providers an opportunity to generate new revenue and enhance their competitive position by offering their customers personalized, enhanced services and features. Our solutions feature a modular architecture that permits our customers to add new product and service features without extensive product cost or development time.

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

      We were incorporated in the State of California on July 2, 1996 and reincorporated in the State of Delaware on June 24, 1999. We began commercial shipment of our long distance products in the first quarter of 1997, introduced our clearinghouse solutions in 1999 and introduced our local access solution in the fourth quarter of 2000. In August 2000, the acquisition of ACT Networks, Inc. solidified our commitment to becoming a leader in the IP communications industry by fortifying key areas of our organization and expanding our product portfolio.

CLARENT’S TECHNOLOGY AND PRODUCTS

      The Clarent system incorporates both internally developed and third party technologies. Our architecture is comprised of three separate elements:

•	Intelligent Management: the Clarent Command Center software is designed to enable a service provider to manage its physical network, provision service, intelligently route calls, track its subscriber/ customer base and their service elections, and bill customers. The Command Center also has the capability to link to enhanced service applications built by us or by outside application developers.

•	Call Control/Softswitch: software that is designed to enable the set up and teardown of calls and associated call management functions. Our call control software is embedded in some models of our gateway (hardware) products and is provided separately, through our Call Manager softswitches, for other gateway models.

•	Transport (hardware): Our gateway products convert voice to packets and to language that the Internet understands and then re-assemble the packets back to language understood by the traditional phone network.

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

[CLARENT’S LONG DISTANCE SOLUTION DIAGRAM APPEARS HERE]

      Our local access solution, as shown below, involves a small device located on an end-user’s premises that connects on one side to an end-user’s telephone and on the other side to a broadband modem, such as a DSL or cable modem, or directly to the Internet through an Ethernet connection.

[DIAGRAM OF CLARENT’S LOCAL ACCESS SOLUTION]

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

      Examples of network management and back-office functions performed by the Clarent Command Center include:

•	Subscription management: Subscriber data is stored in the database in an easily accessible format. This allows telecommunications service providers to access information about their subscribers frequently; determine who can use the system and what to charge them; and easily modify the information about their subscribers.

•	End-user feature control: With the Clarent software architecture, the system can be set up to allow the end-user to add or remove telecommunications features, such as call waiting, additional phone lines, and Caller I.D., through a Web browser.

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

      Examples of the data stored in the relational database include:

•	Subscriber data: Information about authorized users or subscribers is stored in the database. This allows the system to decide who to allow access to the system and how to bill them. It also allows for customized feature sets for end-users. Service providers can easily extract subscriber data from the database so they can understand detailed information about the subscriber’s use of the system.

•	Billing information: Billing data is collected and stored in the relational database and includes extensive detail on all calls made through the network. Invoice generation and reporting programs can be developed using standard database reporting tools.

•	Domain management: Service provider and enterprise customers want to determine what calls can be completed within their networks. The Clarent system provides these customers with the capability to segment a network into domains, or “subnetworks” within a larger network. This means that enterprises can manage part of the IP telephony network themselves, with the service provider offering overall management capability.

Clarent Gateways

      Our gateways are hardware or integrated hardware and software products that convert voice, fax or data communications into packets and transmit the packets over IP networks. At the destination, another of our gateways converts these packets back into circuit-switched voice, fax or data. The Clarent gateway is a bridge between the traditional telephone network or a PBX on one side and the IP network on the other side. Typically, a service provider or enterprise will deploy more than the number of gateways sufficient to handle the projected call volume to provide gateways for system redundancy.

      Our family of gateways includes Clarent’s Gateway 400 and Gateway 1200, which are integrated hardware and software products designed for deployment by service providers. These gateways have the capacity to handle up to 360 simultaneous voice calls, fax, and data transmissions. Our call control software, or softswitch, is embedded in these gateway products. Our gateway line also includes the ACT Networks’ SX 10 (renamed the Clarent Gateway 400LE) and NetPerformer products. We plan to launch the new versions of these products in 2001 on platforms that link these enterprise gateways to our existing softswitch architecture. In 2001, we also plan to introduce a new, higher density gateway, the Clarent Backbone High-density Gateway (BHG) that is designed to handle up to 1,920 simultaneous voice, fax, or data transmissions.

      In the spring of 2001, we formally launched a new line of low-density customer premises gateways (CPGs) for our local access solution. These gateways, which have the capacity to handle 2 to 4 simultaneous phone, fax, or data transmissions, are designed to reside on the end-user’s premises. The CPGs will be controlled by our Local Access Call Manager software.

      Our gateways provide the following functionality:

•	Standard telephony interfaces: Our gateways support many standard telephony interfaces and signaling protocols. Available telephony interfaces include both analog and digital. Supported signaling protocols include MFCR1, MFCR2, PRI-ISDN, and SS7/C7, among others.

•	Caller interface: Our programmable interactive voice response software provides a voice interface for prepaid calling card applications, captures account codes for specific calls and routes users to specific features or options. This software also processes different call types based on the number dialed (such as toll-free 800 numbers), the automatic number identification of the calling party or characteristics stored as part of a user’s record.

•	Integrated voice, fax and data: Our gateways simultaneously handle voice, fax and data transmissions through universal ports, eliminating the need to dedicate ports to specific types of transmissions.

•	Compliance with major telecommunication standards: Our gateways incorporate relevant International Telecommunications Union standards, including the H.323, G.723.1, G.729a and G.711 codecs, as well as the proprietary AudioCodes, Ltd. NetCoder codecs, among others. We also utilize Q.931 signaling for call setup and control between the gateways, as specified in H.323. Clarent has also developed products to work with the MGCP (Media Gateway Control Protocol) standard and is developing products to work with Session Initiation Protocol (SIP), a newer industry standard.

•	Low call latency: Our gateways have a measured latency, the lag between transmission and reception of a voice message, of approximately 100 milliseconds, or ms. Even with the addition of a typical 100 ms to 150 ms of network-induced latency, the total system latency typically experienced with Clarent gateways is only between 200 ms to 250 ms.

•	Echo cancellation: Clarent gateways employ the G.165 standard to provide clear, virtually echo-less voice transmission.

Clarent Call Manager

      The Clarent Call Manager is an open, standards-based softswitch product that works in conjunction with the Clarent Command Center as primary software elements in the Clarent architecture. Our call control software, sold as an integrated element of Clarent’s Gateway 400 and 1200 products, manages all aspects of a single call, or session, including call set up, call tear down, and other call control functions.

      In late 2000, we introduced (in limited release) our Local Access Call Manager as a stand-alone softswitch solution. The Clarent Local Access Call Manager is designed to perform call control for our local access customer premises gateways. This new product works within our existing architecture, allowing a local access carrier to interconnect with other service providers using Clarent-based networks worldwide as well as with traditional circuit-switched networks. We recognized our first revenues for sales of our Local Access Call Manager product in the fourth quarter of 2000, and we formally launched the Local Access Call Manager in the spring of 2001.

      During 2001, we plan to introduce our Backbone High Density Call Manager (BHCM), which will provide call control functionally for the Backbone High-density Gateway that we also plan to introduce in 2001.

Other Clarent Products and Services

      The following table provides a summary of additional Clarent products and services

Product or Service	Features
Clarent clearinghouse products including Clarent Connect	Provide network interconnection; real-time account settlement; least-cost routing of calls; balancing of calls between partners; and connection of service providers and private networks of companies. Also provide harvesting, sorting, grouping and archiving of billing data from individual gateways and networks of gateways.

Clarent SS7/C7 Signaling Server Clarent Gatekeeper	Provides seamless connection between a service provider’s network and a Clarent gateway. Allows Clarent gateways to interoperate with other vendors’ gateways using industry standard (H.323) protocols.

Clarent Application Server	A centralized system that stores additional applications and allows them to work with our products in a Clarent-based network.

DynaStar	A protocol mediation platform that allows service providers to consolidate, into a central network management system, management information from diverse equipment and tools (acquired with ACT Networks). As of the date of this filing, this product was discontinued.

SkyPerformer	Provides interconnection for remote branch offices for small to medium size networks in markets where geography, or the lack of wire line infrastructure, necessitate the use of space-based communications facilities (acquired with ACT Networks).

Clarent Care	Provides software upgrades and worldwide technical support to customers seven days a week, 24 hours a day.

Clarent Education	Provides basic and advanced training courses to users of our products.

Products Under Development

      We are developing and testing a number of products and expect these products to be released during 2001.

•	Clarent Backbone High Density Gateway (BHG): This Clarent gateway is being designed to perform the same functions as our other gateways, but is expected to allow up to 1,920 simultaneous calls with the capability to bring in phone traffic over a larger pipe (a “T-3”). Clarent’s BHG is planned for release in mid-2001.

•	Clarent Backbone High-density Call Manager (BHCM): This is being designed to provide softswitching functionality for our Backbone High-density Gateways (BHG) and is planned for release in mid-2001.

•	Clarent NetPerformer: A new version of the NetPerformer (acquired with ACT Networks) is being designed to interoperate with our softswitch architecture and incorporate standard signaling session initiation protocol (SIP) and media (RTP) protocols. This is planned for release in the later part of 2001.

•	Clarent Gatekeeper 2.0: This upgrade to the Clarent Gatekeeper is being designed to allow devices using the SIP communications protocol to communicate with Clarent-based networks and is planned for release in mid-2001.

•	Clarent Gateway 400LE (CG400LE): This upgrade to the SX-10 product (acquired with ACT Networks) is being designed to enable the gateway to interoperate with our softswitch architecture and to support DTMF over IP and fax. The CG400LE is planned for release mid-2001. An additional enhancement to the CG400LE is planned to be available by the end of 2001, which will incorporate standard signaling SIP communication protocols.

CUSTOMERS

      We began commercial shipments of our products in March 1997 and, as of December 31, 2000, had shipped Clarent solutions to approximately 300 telecommunications service providers in more than 70 countries. We sell our products directly and through distributors to service providers.

      No customer accounted for 10% of net revenue in 2000. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and Ji Tong Communications Co., Ltd. accounted for 10% of net revenue.

SALES

      As of the filing of the Prior Report, we had a global sales organization with sales and support personnel based in Argentina, Australia, Belgium, Brazil, Canada, Colombia, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, New Zealand, the People’s Republic of China, Peru, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. Our sales force sold our products to service providers and enterprises both directly and through third-party distributors. We are now in the process of converting our overseas sales organization into distributorships and have significantly downsized our direct sales force and operating activities in a number of countries.

      Net revenue from U.S. customers represented 33% of our total net revenue during 2000, 46% during 1999, and 49% during 1998. During 2000, sales to customers in the Asia-Pacific region represented 34% of our total net revenue. International sales represented approximately 67% of total net revenue in 2000 and 54% of total net revenue in 1999. Our international operations are subject to a variety of risks associated with conducting business internationally, any of which, could seriously harm our business, financial condition and results of operations. These risks include:

•	greater difficulty in accounts receivable collections;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including restrictions on repatriation of earnings;

•	fluctuations in currency exchange rates;

•	seasonal reductions in business activity in some parts of the world;

•	unexpected changes in regulatory requirements;

•	burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	political instability;

•	the impact of recessions in economies outside of the United States; and

•	limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

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

      While we believe our products and services are competitive with or, in some aspects, superior to those of our competitors, we now have been hampered by disruption resulting from management and personnel changes and uncertainties related to the restatement of the financial statements described in Note 1 of the Notes to Consolidated Financial Statements. In addition, the restatement of our historical financial statements and the securities litigation filed against us has resulted in substantial negative publicity about us, which may cause some of our potential customers to defer purchases of our products. We may not be able to retain customers if they lose confidence in us, and our vendors and lenders may reexamine their willingness to do business with us.

      Our current principal competitors include large networking equipment manufacturers, such as Cisco Systems, Inc., large telecommunications equipment manufacturers, such as Lucent Inc. and Nortel Networks Corporation, and IP telephony technology companies, such as Sonus Networks and VocalTec Communications, Ltd. We also expect new competitors to emerge. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources, and more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, they may be able to compete more effectively because they will be able to add IP telephony features to their existing equipment or bundle these features as part of a broader solution. Furthermore, we believe some of our competitors may offer aggressive sales terms, including financing alternatives, which we might not be able to match. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable or faster or less expensive or has other advantages over our technology then the demand for our products and services could decrease.

      We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

      Increased competition is likely to result in price reductions, reduced gross profits and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

      To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our existing products and developing new products. We obtain extensive product development input from our customers and monitor our customers’ needs and changes in the marketplace. We are working on key areas, such as ways to improve the transmission of packets as well as the interoperability of our products with those of other vendors. In addition, we are developing improvements to network management and enhanced end-user features.

      We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. In the past we have made, and intend to continue to make, investments in research and development. Our research and development expenditures totaled approximately $29.9 million in 2000, $9.2 million in 1999 and $3.4 million in 1998. However, as a result of the downturn in the telecommunications market and to correct for what we now know was an overexpansion of our research and development capacity in anticipation of higher revenue levels, we have currently downsized our research and development staff to 77 people.

      As of the date of filing of the Prior Report, we performed much of our research and product development activities at our principal offices in Redwood City, California. In addition, through our acquisitions of PEAK Software Solutions and ACT Networks in 2000, we have acquired research and development teams based in Calabasas, California; Littleton, Colorado; Montreal, Canada; and Manassas, Virginia. We currently have concentrated our research and development activities in Littleton, Colorado and Montreal, Canada.

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

      We also enter into confidentiality and proprietary information and inventions agreements with our employees and consultants, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may be inadequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents, when or if issued, or our other intellectual property rights. If we fail to protect our intellectual property adequately, it would be easier for our competitors to sell competing products.

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

EMPLOYEES

      As of December 31, 2000, we had a total of approximately 848 employees, of which approximately 253 were in research and development, 400 were in sales, marketing and customer support and 195 were in finance, administration and operations. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. Competition for these personnel is intense, especially in the San Francisco Bay Area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining the personnel in the future. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

      In May 2001, we announced a restructuring program resulting in a 10% reduction in the number of our regular employees. In July 2001, we announced an additional reduction of approximately 27% of our workforce. We announced a further reduction of approximately 50% of our remaining workforce in September 2001. In February 2002, we commenced a reduction of our workforce to approximately 180 employees.

ITEM 2.     PROPERTIES

      Our principal offices are located in Redwood City, California. We occupy approximately 186,100 square feet in Redwood City, California and approximately 59,000 square feet in Calabasas, California. The Calabasas lease expires mid-2006. The leases for the Redwood City facilities for 45,700, 47,100, 42,300 and 51,000 square feet expire in 2003, 2004, 2007 and 2011, respectively. In addition to our California based research and development and manufacturing facilities, we also lease 45,000 square feet in Littleton, Colorado, 14,000 square feet in Montreal, Canada and 14,000 square feet in Manassas, Virginia. Clarent leases sales and support offices both domestically in New Jersey and Illinois and internationally in Argentina, Australia, Belgium, Brazil, Canada, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We also have three sales and support offices in the People’s Republic of China located in Beijing, Shanghai and Guangzhou. We believe that we currently have adequate space for our operations, but if we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

      We are now in the process of consolidating our operations and closing offices. We currently lease approximately 396,000 square feet of which approximately 89,000 square feet are occupied and 307,000 square feet are considered to be excess facilities. The excess facilities are principally located in California.

ITEM 3.     LEGAL PROCEEDINGS

      As of the date of the Prior Report, we were not a party to any material legal proceedings, but we are currently a party to material legal proceedings. Please refer to Note 16 of Notes to Consolidated Financial Statements and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 for a description of our current litigation proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

      Public trading of our common stock commenced on July 1, 1999. Prior to that date there was no public market for our common stock. Until January 30, 2002, our common stock was traded on the Nasdaq National Market under the symbol “CLRN.” The following table lists the high and low sale prices of our common stock for each quarter, as reported by the Nasdaq National Market.

Quarter Ended:	High	Low

2001
March 31 (through March 27, 2001)	$18.81	$6.75
2000
December 31	$41.00	$10.00
September 30	$97.63	$30.00
June 30	$98.94	$29.50
March 31	$178.75	$67.00
1999
December 31	$110.25	$49.50
September 30	$54.00	$19.88

      On March 27, 2001, the last reported sale price of the common stock on the Nasdaq National Market was $11.92 per share. As of February 28, 2001, there were approximately 290 stockholders of record of Clarent’s common stock.

      Our common stock was delisted from the Nasdaq Stock Market effective January 30, 2002 based on Nasdaq’s determination that we had violated certain of the Nasdaq continued listing requirements as a result of the facts involved in our restatement investigation. Our common stock is not currently eligible for trading on any public market, although private transactions involving our stock are now quoted on the OTC Market Pink Sheets Electronic Quotation Service under the symbol “CLRN.”

DIVIDENDS

      We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the restated consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K/ A.

					Period from
					July 2, 1996
	Year ended December 31,				(inception) to
					December 31,
	2000(1)	1999	1998	1997	1996

	(in thousands, except per share amount)

	(Restated)
Statement of operations data:
Net revenue	$107,931	$47,823	$14,647	$3,359	$—
Cost of revenue	58,997	20,305	6,653	1,189	—

Gross profit	48,934	27,518	7,994	2,170	—
Operating expenses:
Research and development	29,894	9,172	3,356	1,044	136
Sales and marketing	59,301	25,111	7,099	2,046	—
General and administrative	17,404	6,877	2,484	639	140
Amortization of deferred compensation	6,201	19,371	879	—	—
Amortization of goodwill and other intangibles	15,654	150	—	—	—
Merger related costs	1,386	—	—	—	—
Purchased in-process research and development	31,496	—	—	—	—
Settlement expense	—	—	—	570	—

Total operating expenses	161,336	60,681	13,818	4,299	276

Loss from operations	(112,402)	(33,163)	(5,824)	(2,129)	(276)
Other income, net	17,097	2,512	32	70	—

Loss before income taxes	(95,305)	(30,651)	(5,792)	(2,059)	(276)
Provision for income taxes	(424)	(132)	(40)	—	—

Net loss	$(95,729)	$(30,783)	$(5,832)	$(2,059)	$(276)

Basic and diluted net loss per share	$(2.73)	$(1.87)	$(1.65)	$(2.14)	N/A

Shares used to compute basic and diluted net loss per share	35,063	16,457	3,544	962	—

(1)	See Note 1 of Notes to Consolidated Financial Statements.

	December 31,

	2000(1)	1999	1998	1997	1996

	(in thousands)
	(Restated)
Balance sheet data:
Cash, cash equivalents and short-term investments	$260,614	$281,305	$11,903	$474	$147
Working capital	250,948	290,227	11,531	781	146
Total assets	507,556	335,368	25,177	2,818	244
Total stockholders’ equity	438,583	308,842	13,764	1,334	242

(1)	See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes. Certain statements contained in this Annual Report on Form 10-K/ A, including, without limitation, statements containing the words “believe,” “anticipate,” “estimate,” “expect,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the SEC, including our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

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

      We direct you to refer to Note 1 of Notes to Consolidated Financial Statements and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 for more current information regarding the restatement.

Results of Operations

      The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

	Year ended December 31,

	2000	1999	1998

	(Restated)
As a percentage of net revenue:
Product and software	87%	92%	94%
Service	13	8	6

Total net revenue	100	100	100
Cost of revenue:
Product and software	47	35	40
Service	8	7	5

Total cost of revenue	55	42	45

Gross profit	45	58	55
Operating expenses:
Research and development	28	19	23
Sales and marketing	55	53	49
General and administrative	16	14	17
Amortization of deferred compensation	6	41	6
Amortization of goodwill and other intangibles	14	—	—
Merger related costs	1	—	—
Purchased in-process research and development	29	—	—

Total operating expenses	149	127	95

Loss from operations	(104)	(69)	(40)
Other income, net	15	5	—

Loss before provision for income taxes	(89)	(64)	(40)
Provision for income taxes	—	—	—

Net loss	(89)%	(64)%	(40)%

Comparison of Years Ended December 31, 2000, 1999 and 1998

Net Revenue

      Net revenue increased 126% to $107.9 million in 2000 from $47.8 million in 1999, following an increase of 227% from $14.6 million in 1998. The increase in net revenue for 2000 was primarily attributable to an increase in product and software sales of 113% to $94.0 million from $44.2 million in 1999 primarily driven by increased volume in unit sales of Clarent Gateways, Clarent Command Centers and new products acquired during the year, including the NetPerformer products. The increase in demand for our IP-based communication solution was from both existing and new customers on a worldwide basis. Service revenue from maintenance and support increased by 283% to $13.9 million in 2000 from $3.6 million in 1999. The increase in service revenue primarily resulted from the increase in product sales as well as renewal of support contracts with our existing customer base. The increase in 1999 net revenue was largely due to the increase in product and software sales by 220% to $44.2 million in 1999 from $13.8 million in 1998. The increased sales volume was partially offset by the decrease in the average selling prices of our products. No customer individually accounted for 10% or more of revenue in 2000. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue.

Entities affiliated with AT&T Corporation accounted for 36% of net revenue, and Technet International accounted for 12% of net revenue in 1998.

Cost of Revenue

      Cost of revenue increased 191% to $59.0 million in 2000 from $20.3 million in 1999, following an increase of 205% from $6.7 million in 1998. These increases were primarily attributable to increases in product and software costs of 202% to $50.6 million in 2000 from $16.7 million in 1999 and of 184% from $5.9 million in 1998. Service costs also increased 135% to $8.4 million in 2000 from $3.6 million in 1999 due to the increases in technical support personnel to service our increased customer base.

      Gross margin decreased to 45% in 2000 from 58% in 1999 and 55% in 1998. The increase in cost of revenue and the decrease in gross margin for 2000 is largely attributable to $10.7 million of product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue is not recognizable because we now believe that these customers either indirectly used Company funds for the purchase of our products or, to a lesser degree, because certain customers purportedly had return rights for such products. We also believe that the products, once delivered to these customers, will probably not be recoverable. Software sales as a percentage of net revenue were 33% of sales in 2000 as compared to approximately 21% in 1999 and 10% in 1998.

      We expect a negative impact on our gross margin from the introduction of new integrated hardware and software products and new versions of existing integrated hardware and software products. Our gross margin also has been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures and rapid technological change and we expect this to continue. We expect gross margin to be adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which generally results in a lower gross margin.

Research and Development Expenses

      Research and development expenses increased 226% to $29.9 million in 2000 from $9.2 million in 1999 following an increase of 173% from $3.4 million in 1998. As a percentage of revenue, research and development expenses increased to 28% in 2000 from 19% in 1999 and decreased as a percentage of net revenue to 19% in 1999 from 23% in 1998. The increases in research and development expenses, both in absolute dollars and as a percentage of revenue, were primarily attributable to increases in the number of research and development personnel in anticipation of higher current period revenue and higher revenue growth. Research and development personnel increased to 253 at the end of 2000 from 63 at the end of 1999 and from 21 at December 31, 1998. The decrease in research and development expenses as a percentage of net revenue in 1999 was a result of the significant percentage increase in revenue from the corresponding period in 1998.

Sales and Marketing Expenses

      Sales and marketing expenses increased 136% to $59.3 million in 2000 from $25.1 million in 1999 following an increase of 254% from $7.1 million in 1998. The absolute dollar increases in sales and marketing expenses for 2000 as compared to 1999 and for 1999 as compared to 1998 were primarily attributable to increases in personnel and related expenses required to implement our sales and marketing strategy, and to a lesser extent, increased public relations and other promotional expenses. Sales and marketing expenses, as a percentage of revenue, increased to 55% for 2000 from 53% in 1999 following an increase from 49% in 1998. This increase is due to the growth rate of sales and marketing expenses exceeding the growth rate of net revenue for the period as we added sales and marketing personnel and spending on promotional activities in anticipation of higher current period revenue and higher revenue growth.

General and Administrative Expenses

      General and administrative expenses increased 153% to $17.4 million in 2000 from $6.9 million in 1999 following an increase of 177% from $2.5 million in 1998. The absolute dollar increases in general and administrative expenses were primarily attributable to increased personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. General and administrative personnel increased to 125 at the end of 2000 as compared to 41 and 22 at the end of 1999 and 1998, respectively. General and administrative expenses increased as a percentage of net revenue to 16% in 2000 from 14% in 1999 primarily due to increases in personnel and related expenses required to expand operations. In 1998, general and administrative expenses were 17% of net revenue.

Amortization of Deferred Compensation

      Amortization of deferred compensation expense for 2000 was $6.2 million as compared to $19.4 million in 1999 and $879,000 for 1998. Amortization of deferred compensation resulted from the granting of stock options and warrants to purchase common stock as well as the assumption of stock options through acquisition at prices below the deemed fair value of our common stock. We expect to amortize deferred compensation using the graded method through 2004, the vesting period of the stock options. Compensation charges related to a warrant provided for consulting services of $12.3 million and $357,000 were recognized in 1999 and 1998, respectively. There was no compensation expense related to warrants in 2000.

      On February 14, 2001, we cancelled approximately 2.9 million outstanding options under a cancellation and re-grant program for employees holding common stock options with an exercise price per share in excess of the fair market price of the Company’s common stock. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares vested in full on August 15, 2001 and expired unexercised on November 15, 2001.

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and purchased other intangible assets for 2000 was $15.7 million as compared to $150,000 in 1999. The goodwill and purchased intangible assets were the result of three purchase business combinations. One was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the PEAK Software Solutions and ACT Networks acquisitions in 2000. We expect to amortize goodwill and intangible assets using the straight-line method over periods ranging from three to five years from the dates of acquisition.

Merger Related Costs

      The merger related costs of $1.4 million in 2000 resulted from our acquisition of ACT Networks in the third quarter of 2000. The merger related costs are primarily accruals for the disposal of redundant inventory components replaced by an ACT product and other costs incurred with the integration of the Clarent and ACT information systems.

Purchased In-Process Research and Development (IPRD)

      The purchased in-process research and development costs of $31.5 million in 2000 resulted from our acquisition of ACT Networks in the third quarter of 2000.

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

      SX-10: The upgrade to the SX-10 product (Clarent 400LE Gateway) is being designed to enable the gateway to interoperate with Clarent’s softswitch architecture and to support DTMF over IP and fax. The CG400LE is planned for release mid-2001. An additional enhancement to the CG400LE is planned to be available by the end of 2001, which will incorporate standard signaling SIP communication protocols.

      DynaStar: New versions of DynaStar, which has traditionally been sold in the North American market, are being designed to enable the product to be available for sale in the global marketplace. Development efforts are also focusing on specific industry interfaces, such as those required by the power industry, for example. As of the date of this filing, this product was discontinued.

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

	Estimated Costs to
	Complete at Time	Expected Costs	Expected Date
	of Acquisition	at Completion	of Completion

	(in millions)
NetPerformer	$3.9	$3.9	Q3 2001
SX-10	$0.8	$0.8	Q4 2001
DynaStar	$0.8	$0.8	Q2 2001

Other Income, Net

      Other income, net was $17.1 million in 2000 as compared to $2.5 million in 1999 and $32,000 in 1998. The other income was attributable to interest income earned on our cash, cash equivalents and investments primarily as a result of the funds raised in our initial and secondary public offerings during 1999 plus cash of companies acquired in 2000. Interest income in 1998 was related to cash received from bridge financing obtained during that year. A charge for estimated impairment of equity investments in private companies of $1.0 million was recognized in the fourth quarter of 2000 as an offset to other income.

Income Taxes

      The provision for income taxes of approximately $424,000 for 2000, $132,000 for 1999 and $40,000 for 1998 consists of current foreign income taxes provided on the profits attributable to certain foreign operations. As of December 31, 2000, we had approximately $157.0 million of federal and $62.0 million of state net operating loss carryforwards to offset future taxable income. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $1.0 million, respectively, at December 31, 2000. The difference between available net operating losses and our accumulated deficit as reported for financial statement purposes is principally the result of differences in the tax treatment of deferred compensation, accounts receivable reserves, other non-deductible accruals and reserves and deferred revenue.

      We cannot assure you that we will realize the benefit of the net operating loss carryforwards and have therefore set up a valuation allowance against a portion of these deferred tax assets. The federal and state net operating loss carryforwards will expire at various dates beginning in fiscal year 2004 through 2020, if we do not use them. Due to the “change of ownership” provisions of the Internal Revenue Code, the availability of a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation against taxable income in future periods.

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

      Net cash used in operating activities was $22.5 million in 2000, $15.9 million in 1999, and $5.8 million in 1998. The net cash used in operating activities in 2000 was principally the result of a net loss of $95.7 million, an increase in inventories of $4.8 million, an increase in other assets of $3.9 million, an increase in prepaid expenses and other current assets of $1.9 million, and a decrease in deferred revenue of $2.0 million. These amounts were partially offset by adjustments for depreciation and amortization of $32.7 million, charges for purchased in-process research and development of $31.5 million, investment impairments of $1.0 million, a decrease in accounts receivable of $9.4 million, and an increase in accounts payable, compensation related accruals, and accrued liabilities of $11.2 million. Amortization expense increased significantly in 2000, compared with prior periods, as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. The increase in inventories was in anticipation of expected growth in product revenue. The increase in other assets was primarily the result of deposits related to property leases. The increase in prepaid expenses and other current assets was the result of prepayment for tradeshows, customer sales conferences and prepaid insurance costs. Accounts receivable decreased primarily because of an increase in the number of customers whose purchases are accounted for on a cash basis. During the year ended December 31, 2000, we increased our allowance for doubtful accounts by $4.7 million, including $2.1 million related to the acquisition of ACT Networks in August 2000, to address potential exposures resulting from the slowdown in the market. The decrease in deferred revenue resulted from our receipt of payment on previously deferred revenue transactions. The increase in accounts payable, compensation related accruals and other accrued liabilities primarily resulted from increases in inventories and, to a lesser extent, increases in operating expense levels, in both cases associated with higher anticipated revenues.

      Net cash used in operating activities for 1999 was attributable primarily to a net loss of $30.8 million and increases in accounts receivable of $15.9 million, inventory of $4.8 million and prepaid and other assets of $2.7 million partially offset by depreciation and amortization of $22.3 million, increases in accounts payable and accrued liabilities of $10.2 million and increases in deferred revenue of $5.7 million. The increase in inventories for 1999 was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The increase in accounts receivable for 1999 is primarily the result of a significant portion of our increased sales occurring during the last quarter of the year. Deferred revenue increased due to sales that had contingencies, which were not satisfied at December 31, 1999 as well as increased sales of maintenance and support contracts.

      For 1998, cash used in operating activities was attributable primarily to a net loss of approximately $5.8 million, and increases in accounts receivable of $6.2 million and inventory of $2.7 million offset in part by depreciation and amortization of $1.4 million and increases in accounts payable and accrued liabilities of approximately $3.4 million and an increase in deferred revenue of approximately $4.3 million. The increase in accounts receivable was primarily the result of higher sales levels during the fourth quarter. During the year ended December 31, 1998, we increased our allowance for doubtful accounts by $769,000 to address potential exposures related to an increase in international sales and changes in the composition of our customer base to include more international and new entrant customers. Revenue was recognized on sales to these customers, as collectibility was probable. The increase in deferred revenue as a result of payment amounts not being fixed and determinable was $1.4 million in 1998.

      Net cash used in investing activities was $38.5 million in 2000, $58.5 million in 1999, and $2.2 million in 1998. For 2000, a net $41.3 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. Included in the net cash used in investing activities during 2000 was a net $11.0 million invested in long-term investments represented by interests in various privately held companies and a venture capital management fund. For 1999, $45.6 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. Net cash of $33.3 million and $325,000 was provided by business combinations in 2000 and 1999, respectively. The remaining cash used in investing activities for each year was for purchases of property and equipment totaling $30.5 million in 2000, $13.2 million in 1999, and $2.2 million in 1998.

      Net cash provided by financing activities was $8.1 million in 2000, $301.2 million in 1999 and $19.5 million in 1998. During 2000, cash provided by financing activities was primarily from the issuance of common stock upon the exercise of employee stock options and purchases under the employee stock purchase plan. For the year ended December 31, 1999, cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock principally through our initial and secondary public offerings. In 1998 cash provided by financing activities was attributable to $14.8 million in proceeds from the issuance of preferred stock, $2.5 million of short-term borrowings and $2.6 million of funds received from the issuance of bridge notes convertible into Series C preferred stock offset by $550,000 in repayment of those bridge notes.

      As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures at the date we filed the Prior Report, we anticipated an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

      On December 31, 2000, our cash, cash equivalents, and short-term investment balances was $260.6 million, which we believed would be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the following 12 months.

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

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“FAS 133”) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 2000 and did not have an impact on our results of operations or financial condition when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities. In June 2000, the FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”). FAS 138 addresses certain issues related to the implementation of FAS 133 but does not change the basic model of FAS 133 or further delay the implementation of FAS 133.

      In December 1998, the AICPA issued Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires use of the “residual method” for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We adopted the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on our consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. We adopted SAB 101 in the fourth quarter of 2000. SAB 101 did not have a material impact on our consolidated financial statements.

      In March 2000, FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25” (“FIN 44”). FIN 44 clarifies (a) the definition of “employee” for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 had no impact on our consolidated financial statements.

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

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $222 million at December 31, 2000. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

      We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of $14.5 million, net at December 31, 2000. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. We recorded $1.0 million in impairment losses during 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARENT CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders Clarent Corporation

      We have audited the accompanying consolidated balance sheets of Clarent Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      Since the date of completion of our audit on the accompanying financial statements and initial issuance of our report dated January 18, 2001, except for Note 15, for which the date was February 15, 2001, Clarent Corporation, as discussed in Note 1, has experienced a substantial reduction in revenues and a substantial increase in costs that have adversely affected the Company’s current results of operations and liquidity. Note 1 describes management’s plan to address these issues.

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

      The accompanying consolidated financial statements for the year ended December 31, 2000 have been restated, as discussed in Note 1.

/s/ ERNST & YOUNG LLP

San Jose, California

January 18, 2001,
except for Note 15, as to which the date is February 15,
2001 and Note 1, under the caption Restatement of Financial
Statements, Note 7, under the caption Transactions
Related to Asia-Pacific Region, and Note 16, as to which
the date is April 26, 2002.

CLARENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,

	2000	1999

	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$185,627	$238,724
Short-term investments	74,987	42,581
Accounts receivable, net of allowance for doubtful accounts of $6,973 at 2000 and $2,314 at 1999	21,169	24,218
Inventories	17,662	8,404
Prepaid expenses and other current assets	5,942	2,826

Total current assets	305,387	316,753
Investments	14,479	2,988
Property and equipment, net	36,938	12,696
Goodwill, net	93,644	2,558
Purchased intangible assets, net	38,057	—
Deferred tax assets	14,534	—
Other assets	4,517	373

Total assets	$507,556	$335,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,337	$8,552
Compensation related accruals	7,948	2,991
Deferred revenue	8,528	10,117
Merger related restructuring accrual	6,248	—
Other accrued liabilities	17,378	4,866

Total current liabilities	54,439	26,526
Deferred tax liabilities	14,534	—
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 200,000 and 50,000 shares authorized; 39,350 and 30,986 issued and outstanding at 2000 and 1999, respectively	583,328	353,894
Deferred compensation	(9,740)	(5,990)
Accumulated other comprehensive loss	(326)	(112)
Accumulated deficit	(134,679)	(38,950)

Total stockholders’ equity	438,583	308,842

Total liabilities and stockholders’ equity	$507,556	$335,368

See accompanying notes to consolidated financial statements.

CLARENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,

	2000	1999	1998

	(Restated)
Net revenue:
Product and software	$93,988	$44,182	$13,810
Service	13,943	3,641	837

Total net revenue	107,931	47,823	14,647
Cost of revenue:
Product and software	50,630	16,746	5,902
Service	8,367	3,559	751

Total cost of revenue	58,997	20,305	6,653

Gross profit	48,934	27,518	7,994
Operating expenses:
Research and development	29,894	9,172	3,356
Sales and marketing	59,301	25,111	7,099
General and administrative	17,404	6,877	2,484
Amortization of deferred compensation	6,201	19,371	879
Amortization of goodwill and other intangibles	15,654	150	—
Merger related costs	1,386	—	—
Purchased in-process research and development	31,496	—	—

Total operating expenses	161,336	60,681	13,818

Loss from operations	(112,402)	(33,163)	(5,824)
Other income, net	17,097	2,512	32

Loss before provision for income taxes	(95,305)	(30,651)	(5,792)
Provision for income taxes	(424)	(132)	(40)

Net loss	$(95,729)	$(30,783)	$(5,832)

Basic and diluted net loss per share	$(2.73)	$(1.87)	$(1.65)

Shares used to compute basic and diluted net loss per share	35,063	16,457	3,544

See accompanying notes to consolidated financial statements.

CLARENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible					Notes		Accumulated
	Preferred Stock		Common Stock			Receivable		Other		Total
					Deferred	from	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Stockholders	Loss	Loss	Deficit	Equity

Balances as of December 31, 1997	4,220	$3,685	5,401	$27	$—	$(9)	$—	$(34)	$(2,335)	$1,334
Issuance of Series C Convertible preferred stock, net of issuance costs of $159	2,279	14,834	—	—	—	—	—	—	—	14,834
Issuance of Series C preferred stock for settlement expense	45	300	—	—	—	—	—	—	—	300
Conversion of Series C Bridge notes and related accrued interest of $56 to Series C preferred stock, net of issuance costs of $129	320	1,977	—	—	—	—	—	—	—	1,977
Issuance of warrants in conjunction with Series C bridge financing	—	228	—	—	—	—	—	—	—	228
Exercise of common stock options	—	—	1,065	36	—	—	—	—	—	36
Exercise of common stock warrants	—	—	768	38	—	—	—	—	—	38
Repurchase of common stock	—	—	(105)	(5)	—	—	—	—	—	(5)
Forgiveness of stockholder notes receivable	—	—	—	—	—	9	—	—	—	9
Deferred compensation related to grant of stock options	—	—	—	2,293	(2,293)	—	—	—	—	—
Compensation related to issuance of warrants for services	—	—	—	357	—	—	—	—	—	357
Amortization of deferred compensation	—	—	—	—	522	—	—	—	—	522
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,832)	—	(5,832)	(5,832)
Foreign currency translation adjustment	—	—	—	—	—	—	(34)	(34)	—	(34)

Comprehensive loss	—	—	—	—	—	—	(5,866)	—	—	—

Balances as of December 31, 1998	6,864	21,024	7,129	2,746	(1,771)	—		(68)	(8,167)	13,764
Compensation related to issuance of warrants for services	—	—	—	12,272	—	—	—	—	—	12,272
Exercise of common stock warrants	—	—	992	50	—	—	—	—	—	50
Exercise of Series C preferred stock warrants	59	332	—	—	—	—	—	—	—	332
Conversion of preferred stock into common stock	(6,923)	(21,356)	13,847	21,356	—	—	—	—	—	—
Deferred compensation related to grant of stock options	—	—	—	11,318	(11,318)	—	—	—	—	—

CLARENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

(in thousands)

	Convertible					Notes		Accumulated
	Preferred Stock		Common Stock			Receivable		Other		Total
					Deferred	from	Comprehensive	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Stockholders	Loss	Loss	Deficit	Equity

Issuance of common stock in initial and secondary public offerings, net of issuance costs of $18,515	—	—	7,566	$302,563	—	—	—	—	—	$302,563
Issuance of common stock for exercise of options and employee stock purchase plan	—	—	1,409	789	—	—	—	—	—	789
Common stock issued in connection with acquisition	—	—	43	2,800	—	—	—	—	—	2,800
Amortization of Deferred compensation	—	—	—	—	$7,099	—	—	—	—	7,099
Comprehensive loss:
Net loss	—	—	—	—	—	—	$(30,783)	—	$(30,783)	(30,783)
Foreign currency Translation adjustment	—	—	—	—	—	—	(29)	$(29)	—	(29)
Unrealized loss on securities	—	—	—	—	—	—	(15)	(15)	—	(15)

Comprehensive loss	—	—	—	—	—	—	(30,827)	—	—	—

Balances as of December 31, 1999	—	—	30,986	353,894	(5,990)	—		(112)	(38,950)	308,842
Common stock for options and employee stock purchase plan	—	—	3,388	8,113	—	—	—	—	—	8,113
Common stock for acquisitions	—	—	4,974	221,321	—	—	—	—	—	221,321
Deferred compensation for grant of stock options in acquisition	—	—	—	—	(9,952)	—	—	—	—	(9,952)
Exercise of common stock warrants	—	—	2	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	6,202	—	—	—	—	6,202
Comprehensive income:
Net loss (restated)	—	—	—	—	—	—	(95,729)	—	(95,729)	(95,729)
Foreign currency translation adjustment	—	—	—	—	—	—	(260)	(260)	—	(260)
Unrealized gain on securities	—	—	—	—	—	—	46	46	—	46

Comprehensive loss (restated)	—	—	—	—	—	—	$(95,943)

Balances as of December 31, 2000 (restated)	—	$—	39,350	$583,328	$(9,740)	$—		$(326)	$(134,679)	$438,583

See accompanying notes to consolidated financial statements.

CLARENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2000	1999	1998

	(Restated)
Operating activities:
Net loss	$(95,729)	$(30,783)	$(5,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,725	22,330	1,395
Purchased in-process research and development	31,496	—	—
Impairment of investments	1,000	—	—
Interest expense from warrant issued in conjunction with Series C bridge notes	—	—	99
Preferred stock issued for interest payable	—	—	56
Forgiveness of stockholder notes receivable	—	—	9
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	9,417	(15,860)	(6,166)
Inventories	(4,763)	(4,759)	(2,731)
Prepaid expenses and other current assets	(1,926)	(2,348)	(353)
Other assets	(3,892)	(361)	10
Accounts payable compensation related accruals and other accrued liabilities	4,921	10,154	3,440
Merger related restructuring accrual	6,248	—	—
Deferred revenue	(1,995)	5,703	4,259

Net cash used in operating activities	(22,498)	(15,924)	(5,814)

Cash flows from investing activities:
Purchases of short-term investments	(221,919)	(45,759)	—
Purchases of long-term investments	(16,719)	(3,000)	—
Sale and maturity of short-term investments	191,601	3,175	—
Sale and maturity of long-term investments	5,728	—	—
Purchases of property and equipment	(30,466)	(13,228)	(2,207)
Acquisition of businesses, net cash acquired	33,316	325	—

Net cash used in investing activities	(38,459)	(58,487)	(2,207)

Cash flows from financing activities:
Proceeds from (payment of) line of credit	—	(2,500)	2,500
Proceeds from Series C bridge notes	—	—	2,600
Principal payment on Series C bridge notes	—	—	(550)
Net proceeds from issuance of common stock	8,113	303,402	69
Net proceeds from issuance of preferred stock	—	332	14,834

Net cash provided by financing activities	8,113	301,234	19,453

Effect of exchange rate changes on cash and cash equivalents	(253)	(2)	(3)

Net increase (decrease) in cash and cash equivalents	(53,097)	226,821	11,429
Cash and cash equivalents, beginning of year	238,724	11,903	474

Cash and cash equivalents, end of year	$185,627	$238,724	$11,903

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$300	$28

Supplemental disclosure of non-cash financing activities:
Preferred stock received in exchange for settlement of accounts receivable	$1,500	$—	$—

Conversion of bridge notes to Series C preferred stock, less unamortized cost of related preferred stock warrant	$—	$—	$1,921

Issuance of preferred stock for settlement expense	$—	$—	$300

Conversion of preferred stock to common stock	$—	$21,356	$—

Issuance of common stock in connection with business acquisitions	$221,321	$2,800	$—

See accompanying notes to consolidated financial statements.

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements (financial information with respect to dates or periods after December 31, 2000 are unaudited)

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the effects of the restatement for the year ended December 31, 2000:

      Consolidated Statements of Operations Data (in thousands, except per share amounts):

	Year Ended
	December 31, 2000

	As Reported	As Restated

Total net revenue	$151,581	$107,931
Gross profit	91,734	48,934
Loss from operations	(70,274)	(112,402)
Net loss	(54,101)	(95,729)
Basic and diluted loss per share	$(1.54)	$(2.73)

      Consolidated Balance Sheets Data (in thousands):

	December 31, 2000

	As Reported	As Restated

Accounts receivable, net	$61,610	$21,169
Inventories	17,487	17,662
Prepaid expenses and other current assets	11,342	5,942
Total current assets	351,053	305,387
Property and equipment, net	36,630	36,938
Deferred tax assets	15,988	14,534
Total assets	554,368	507,556
Deferred revenue	13,947	8,528
Merger related restructuring accrual	8,656	6,248
Other accrued liabilities	12,782	17,378
Total current liabilities	57,670	54,439
Total stockholders’ equity	482,164	438,583
Total liabilities and stockholders’ equity	554,368	507,556

      In connection with the restatement, the Company reclassified $2.4 million of merger related restructuring accrual to other accrued liabilities to more properly reflect charges against that accrual that had been incorrectly taken against other accrued liabilities.

     Recent Events (unaudited)

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Description of Business

      The Company is a leading provider of software-based communications solutions that are designed to take advantage of the flexibility and universal reach of Internet Protocol (IP) communications networks, the most prominent of which is the public network known as the Internet. Clarent customers include telecommunications service providers and enterprises in over 70 countries throughout the globe.

     Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

      Revenue is recognized at the time of shipment of the products when persuasive evidence of an arrangement exists, the fee is fixed and determinable, when no significant contractual obligations or acceptance terms, if any, remain outstanding and collection of the resulting receivable is deemed probable. Service revenue, which is substantially all maintenance revenue, is generally deferred and, in most cases, recognized when the services are performed. Maintenance revenue is recognized ratably over the service period obligations, which are typically one to two years. Cash payments received in advance of product or service revenue are recorded as customer advances. Amounts billed or received in advance of satisfying all revenue recognition criteria are classified as deferred revenue in the accompanying balance sheets.

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Concentrations of Credit Risk and Credit Evaluations

      Financial instruments, which subject the Company to concentrations of credit risk, primarily consist of cash, short and long term investments and accounts receivable. The Company maintains its cash and cash equivalents principally in domestic financial institutions of high-credit standing. The Company’s receivables are derived primarily from sales of software and hardware products and services to companies primarily in the domestic and international telecommunications arena. Approximately 7% of the accounts receivable at December 31, 2000 were from the Asia-Pacific region, 42% from Europe, Middle East and Africa and 51% from the Americas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenue. No customer accounted for 10% or more of net revenue for the year ended December 31, 2000. Two customers, AT&T Corporation and Ji Tong Communications Co. Ltd., accounted for 15% and 10%, respectively, of net revenue for the year ended December 31, 1999 and two customers, AT&T Corporation and Technet, were 10% and 12%, respectively, of the accounts receivable balance at December 31, 1999. Two customers, AT&T Corporation and Technet International, accounted for 36% and 12%, respectively, of net revenue for the year ended December 31, 1998.

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

     Other Investments

      Other investments primarily consist of strategic investments of less than 20% equity interest in certain companies. Clarent does not have the ability to exercise significant influence over any of these companies, therefore they are recorded at cost and are accounted for under the cost method of accounting. Realized gains and losses are recorded in interest and other income when the related investments are sold. Clarent’s investments in privately held companies are regularly assessed for impairment through review of operations and indications of continued viability. Reviews of operations to assess carrying values include evaluation of operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary.

     Inventories

      Inventories are stated at the lower of cost or market on a first-in, first-out basis.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives ranging from one to three years

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are used for computer equipment, purchased software, production and engineering equipment and five years for office equipment, furniture and fixtures. Leasehold improvements are depreciated over the shorter of five years or the remaining term of the applicable lease.

     Intangible Assets

      Intangible assets consist of assembled workforce, customer base, purchased technology and goodwill related to the acquisitions of ACT Networks, Inc., PEAK Software Solutions, Inc. and Global Media Concepts, a Belgium corporation. These acquisitions were accounted for as purchases and are further described in Note 2. Goodwill and other intangible assets are amortized, on a straight-line basis, over the estimated useful lives of the assets, which generally range from three to five years. Purchased in-process research and development without alternative future use is charged to operations at the date of acquisition.

      The Company records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or the Company’s decision to abandon acquired products, services or technologies. Measurement of fair value would be based on discounted cash flows at the Company’s incremental borrowing rate and would include a factor for the probability that the impaired product, service or technology would be successful. As of the date of the Prior Report, no such impairment had occurred.

      Software Development Costs Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. These costs have not been significant to date.

     Stock-Based Compensation

      The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

     Foreign Currency Translation

      Assets and liabilities of the Company’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Loss

      The Company reports comprehensive income or loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. At December 31, 2000 and 1999, comprehensive loss included foreign currency cumulative translation adjustments and unrealized gains and losses on available for sale investments. At December 31, 1998, the Company’s comprehensive loss consisted entirely of foreign currency cumulative translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders’ equity, net of related income tax effects.

     Development Costs

      Since January 1, 1999, the Company has accounted for internal use software costs, including website development costs, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with SOP 98-1, the Company capitalizes its costs to develop software for its website and other internal uses when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are capitalized. All capitalized costs are amortized to expense over their expected useful lives. Costs required to be capitalized under SOP 98-1 have been insignificant to date. Prior to the adoption of SOP 98-1, costs incurred by the Company to develop, enhance, manage, monitor, and operate its website were expensed as incurred.

     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have a material impact on the Company’s results of operations or financial condition when adopted, as the Company holds no derivative financial instruments and does not engage in hedging activities. In June 2000, the FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). SFAS 138 addresses certain issues related to the implementation of SFAS 133 but does not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

      In December 1998, the AICPA issued Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires use of the “residual method” for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company adopted the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material impact on the Company’s consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The Company adopted SAB 101 in the fourth quarter of 2000. SAB 101 did not have a material impact on the Company’s consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25” (“FIN 44”). FIN 44

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clarifies (a) the definition of “employee” for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000. The effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. There was no material effect resulting from the adoption of FIN 44.

NOTE 2.     ACQUISITIONS

      On August 10, 2000, the Company acquired ACT Networks, Inc., a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network.

      Under the terms of the acquisition agreement, each outstanding share of ACT Networks common stock was exchanged for 0.4198 of a share of Clarent common stock. The exchange ratio was based upon an ACT Networks stock value of $14.00 per share divided by Clarent’s five trading day average closing price ending on and including August 9, 2000 of $33.35 per share. The Company issued approximately $150.0 million of stock for the outstanding shares of ACT Networks and assumed stock options to purchase approximately 1.1 million shares of Clarent’s common stock with an aggregate fair value of $27.0 million. The ACT Networks acquisition has been accounted for as a purchase and accordingly, results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Clarent’s financial statements from the date of acquisition.

      The ACT Networks acquisition cost, allocation of excess purchased cost over the fair value of net assets acquired and the related life of the intangible assets are as follows (in thousands, except for asset life):

	Acquisition Cost	Asset Life

		(in years)
Value of common stock and stock options issued	$176,789
Transaction costs	7,008
Merger related restructuring costs	8,885

	192,682
Less fair value of net tangible assets acquired	(68,950)

Excess purchase cost over the fair value of net tangible assets acquired	$123,732

Excess purchase cost was allocated to the following:
Assembled workforce	$6,642	3
Customer base	19,276	5
Developed technology	13,860	5
In-process research and development	31,496	—
Goodwill	42,506	5
Deferred compensation	9,952	4

	$123,732

      The fair value assigned to the purchased in-process research and development in the allocation of purchase cost included research and development projects for which technological feasibility had not been

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      To determine the value of the assembled workforce of $6.6 million the Company evaluated the workforce in place at the acquisition date and utilized the cost approach to estimate the value of replacing the workforce. Costs considered in replacing the workforce included costs of identifying, recruiting and interviewing candidates, as well as the cost of training new employees. These costs were then summed up and tax-affected to estimate the value of the assembled workforce.

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

      Current accruals for merger related restructuring costs relating to the ACT Networks acquisition of $6.2 million remained outstanding at December 31, 2000. These accruals are to provide $4.0 million for the costs of exiting non-cancelable operating leases for the Calabasas manufacturing facility, $1.3 million for involuntary employee termination costs related to approximately twenty-five duplicative management personnel and manufacturing employees in the ACT organization and $933,000 in fixed asset disposition costs for disposal of manufacturing equipment and leasehold improvements in the Calabasas facility. These costs are related to a plan that existed at the time of the acquisition to exit the manufacturing activities performed at the Calabasas facility through discontinuation of certain product lines and outsourcing the manufacturing of the remaining products. The Company has identified a contract manufacturer and expects to be ceasing production at the Calabasas facility by June 30, 2001.

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma results of operations combine the consolidated results of operations of the Company (excluding the charge for purchased in-process research and development) and the historical results for ACT Networks for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

	Year Ended December 31,

	2000	1999

	(Restated)
Pro forma net revenue	$163,212	$98,300
Pro forma net loss	$(82,799)	$(63,207)
Basic and diluted pro forma net loss per share	$(2.10)	$(3.05)
Denominator for basic and diluted pro forma net loss per share	39,462	20,690

      On July 24, 2000 the Company completed the acquisition of PEAK Software Solutions, Inc., a software development firm specializing in building IP-based, carrier class data and telecommunications infrastructure software. The acquisition added approximately 56 software engineers to Clarent’s research and development headcount. Under the terms of the agreement, each outstanding share of PEAK stock was exchanged for 0.8636 of a share of Clarent common stock and cash of approximately $25.00 per share, and the Company paid PEAK approximately $1.5 million to retire certain PEAK obligations. The Company issued approximately $44.5 million in stock and paid $16.7 million in cash. The operating results of PEAK have been included in the statements of operations from the date of acquisition. This acquisition was accounted for using the purchase method and was not included in the calculation of pro forma results as it was not classified as a significant acquisition.

      On October 25, 1999, the Company acquired all the outstanding stock of Global Media Concept N.V., a Belgium based distributor of the Company’s products. The purchase consideration totaled $2.8 million and consisted of 43,487 shares of the Company’s common stock with a fair value of $64.39 per share and acquisition costs of approximately $140,000. A total of 17,394 shares of the Company’s common stock are held in escrow until April 2001. The purchase consideration allocated to the fair value of the assets acquired and goodwill of $2.7 million is being amortized over its estimated useful life of three years. The operating results of Global Media Concept are included in the consolidated financial statements from the acquisition date. This acquisition was accounted for using the purchase method and was not included in the calculation of pro forma results as it is not considered to be material to the operating results of the Company.

NOTE 3.     BALANCE SHEET DETAILS

      Accounts receivable are comprised of the following at December 31, (in thousands):

	2000	1999

	(Restated)
Accounts receivable	$28,142	$26,532
Less allowance for doubtful accounts	(6,973)	(2,314)

	$21,169	$24,218

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories are comprised of the following at December 31, (in thousands):

	2000	1999

	(Restated)
Raw materials	$10,901	$7,347
Work in process	83	—
Finished goods	6,678	1,057

	$17,662	$8,404

      Inventory charges totaling $10.6 million were taken during the year ended December 31, 2000, reflecting product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, and for which the inventory is not expected to be recoverable.

      Property and equipment is comprised of the following at December 31, (in thousands):

	2000	1999

Production and engineering equipment	$19,734	$5,255
Computer equipment and purchased software	17,390	5,086
Leasehold improvements	8,248	4,131
Office equipment, furniture and fixtures	4,536	1,551

	49,908	16,023
Less accumulated depreciation and amortization	(12,970)	(3,327)

	$36,938	$12,696

      Goodwill and purchased intangible assets are comprised of the following at December 31, (in thousands):

	2000	1999

Goodwill	$106,728	$2,708
Purchased intangible assets	41,856	—

	148,584	2,708
Less accumulated amortization	(16,883)	(150)

	$131,701	$2,558

      The following table details the classification of amortization of goodwill and purchased intangible assets as reported in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31

	2000	1999	1998

Cost of revenue	$1,079	$—	$—
Operating expenses	15,654	150	—

	$16,733	$150	$—

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated other comprehensive loss, net of related taxes, are comprised of the following at December 31, (in thousands):

	2000	1999

Unrealized gain (loss) on securities, net	$31	$(15)
Foreign currency translation adjustment	(357)	(97)

	$(326)	$(112)

NOTE 4.     FINANCIAL INSTRUMENTS

      Estimated fair values of financial instruments are based on quoted market prices. The following is a summary of available-for-sale securities at December 31, (in thousands):

	2000

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Commercial paper	$126,142	$36	$(9)	$126,169
Government securities	62,833	6	(2)	62,837
Market auction preferred	33,529	—	—	33,529

	$222,504	42	$(11)	$222,535

Classified as:
Cash equivalents	$147,559	$—	$(11)	$147,548
Short-term investments	74,945	42	—	74,987

	$222,504	$42	$(11)	$222,535

	1999

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market fund	$477	$—	$(3)	$474
Commercial paper	206,188	52	(40)	206,200
Government securities	44,189	4	(28)	44,165
Market auction preferred	22,255	—	—	22,255

	$273,109	$56	$(71)	$273,094

Classified as:
Cash equivalents	$227,496	$56	$(27)	$227,525
Short-term investments	42,613	—	(32)	42,581
Investments	3,000	—	(12)	2,988

	$273,109	$56	$(71)	$273,094

      The contractual maturities of the Company’s long-term investments at December 31, 1999 were between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 2000, 1999 and 1998.

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.     INVESTMENTS

      The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for the $1.5 million investment noted in the paragraph below, all of the Company’s investments are valued at the cash paid for the equity received. These investments are included as long-term investments in the balance sheet and are accounted for under the cost method when ownership is less than 20% and there are no indicators of control. For these non-quoted investments, the Company regularly reviews operating performance, financing status, liquidity prospects and cash flow forecasts in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. During 2000, the Company provided $1.0 million for estimated impairment losses on investments.

      During 2000, the Company reduced its accounts receivable by accepting preferred stock with a value of $1.5 million in one of its privately held customers as an alternative to cash payment.

      During 2000, the Company has invested $8.7 million in various privately held companies and $6.8 million in a venture capital management fund. The Company is committed to invest an additional $8.2 million in the venture capital management fund during 2001.

      During 2000, the Company recorded revenues of $5.2 million from certain customers in which the Company had an investment. Revenues from these customers have been recorded at the value of the products and services sold.

NOTE 6.     SHORT-TERM BORROWINGS

      In February 1998, the Company obtained $2.6 million in bridge financing from certain investors and other parties. The financing was obtained via promissory notes convertible into shares of the Company’s Series C preferred stock issued by the Company at a conversion price of $6.58 per share, at the option of the note holders. In conjunction with this bridge financing, the Company issued to the bridge financing investors warrants to purchase 59,266 shares of the Company’s Series C preferred stock at an exercise price of $5.593 per share (including a discount of 15%). The warrants had a contractual life of 10 years. At the date of grant, the value ascribed to the warrants (using the Black-Scholes valuation method with the following assumptions; expected life of 10 years, exercise price of $5.593, stock price on date of grant of $6.58, expected dividend yield of 0%, risk-free interest rate of 6%, and expected volatility of .3) was approximately $228,000, of which approximately $99,000 was recorded by the Company as additional interest expense over the period the debt was outstanding. The remaining $129,000 was recorded as issuance costs upon the conversion to Series C preferred stock. The effective interest rate of the bridge promissory notes, as adjusted for the ascribed value of the bridge financing warrants, was approximately 24.3%. In June 1998, $2,050,000 of the bridge financing and approximately $56,000 of related accrued interest was converted into 319,999 shares of the Company’s Series C preferred stock. The Company repaid the remaining $550,000 of the bridge financing and all related accrued interest in June 1998. In May and June 1999, investors purchased 59,266 shares of Series C preferred stock under these warrants.

      At December 31, 1999, the Company had a $7.0 million line of credit with a financial institution of which no amount was outstanding. The line of credit expired on February 16, 2000. In June 1999, in connection with this line of credit, the financial institution received a fully vested warrant for 3,000 shares of common stock at an exercise price equal to the fair value price of $15.00 per share. This warrant was exercised in June, 2000 for 2,213 shares of common stock.

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.     RELATED PARTY TRANSACTIONS

Transactions With Management and Others

      In June 1997, the Company entered into an agreement for advisory services with WK Technology Fund, a Taiwanese corporation (the “Advisory Services Agreement”), one of whose principals was at the time of execution of the Advisory Services Agreement a member of the Company’s Board of Directors. The advisory services contemplated by the Advisory Services Agreement primarily related to business strategy for the Company and were to be performed over a four-year term. As consideration for the advisory services, the Company granted to WK Technology Fund a warrant to purchase up to 1,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrant had a life of five years. Under the terms of the warrant, (i) 175,000 shares of the stock subject to the warrant vested on the 6-month anniversary of the warrant effective date and (ii) the remaining shares subject to the warrant vested over the subsequent 42 months, provided that the shares subject to the warrant became fully vested and exercisable 30 days prior to the closing of the Company’s public offering. The Board of Directors terminated the Advisory Services Agreement in June 1999 and elected to have the unvested portion of the warrant become fully vested. WK Technology Fund purchased 408,328 shares of the Company’s common stock under this warrant in August 1998 and the remaining 991,672 shares in July 1999. The Company valued the warrant using the guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 96-18. The value of the warrant was determined using the Black-Scholes valuation method. The inputs used included the exercise price of the warrant of $0.05, the value of the Company’s common stock at each vesting date, expected dividend yield of 0%, risk free interest rate of 6.0%, expected volatility of 0.3 and the contractual life of the warrant of five years. The Company has recorded compensation charges totaling $12.3 million and $357,000 for the years ended December 31, 1999 and 1998, respectively, in connection with this warrant. These amounts are included in amortization of deferred compensation in the consolidated statements of operations.

      Also in connection with the Advisory Services Agreement, WK Technology Fund agreed to assist the Company in identifying, evaluating, and recommending an outside director for the Company. As consideration for these services, the Company granted WK Technology Fund a fully vested warrant to purchase up to 360,000 shares of the Company’s common stock at $0.05 per share upon successfully obtaining an outside director in February 1998. The fair market value of the Company’s common stock on the date of this grant was $0.05 per share. During August 1998, WK Technology Fund exercised the option to purchase 360,000 shares of the Company’s common stock under this warrant.

Transactions Related to Asia-Pacific Region (financial information with respect to dates or periods after December 31, 2000 are unaudited)

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 8.     INCOME TAXES

      The Company’s pretax income (loss) from operations related to non-U.S. operations consists of a loss of approximately $14.8 million for 2000, and income of approximately $279,000 and $81,000 for 1999 and 1998, respectively.

      The provision for income taxes consisted of the following (in thousands):

	December 31,

	2000	1999	1998

	(Restated)
Foreign tax provision:
Current	$424	$132	$40

Total provision for income taxes	$424	$132	$40

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (35% for 2000 and 1999 and 34% for 1998) to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

	December 31,

	2000	1999	1998

	(Restated)
Tax benefit at Federal statutory rate	$(33,357)	$(10,653)	$(1,969)
Loss for which no benefit is currently recognizable	8,866	10,653	1,969
Non-deductible acquisition costs	5,926	—	—
Non-deductible in-process R&D	11,509	—	—
Foreign losses not benefited	5,652	—	—
Non-deductible stock compensation expense	1,750	—	—
Foreign (loss) income at other than U.S. rates	(45)	132	40
Other, net	123	—	—

Total provision	$424	$132	$40

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2000	1999

	(Restated)
Deferred tax assets:
Net operating loss carryforwards	$58,672	$5,760
Tax credit carryforwards	2,146	900
Deferred revenue	506	1,761
Deferred compensation	13,297	3,166
Accounts receivable reserve	3,443	2,163
Accruals and reserves not currently deductible	8,269	1,835

Gross deferred tax assets	86,333	15,585
Valuation allowance	(71,799)	(15,585)

Total deferred tax assets	$14,534	$—

Deferred tax liabilities:
Acquired intangibles	14,534	—

Total deferred tax liabilities	$14,534	$—

      Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the carryback potential, the Company has determined that a valuation allowance continues to be necessary.

      As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $157.0 million and $62.0 million, respectively. As of December 31, 2000, the Company also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $1.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2004 through 2020, if not utilized. Utilization of the net operating loss and tax credit

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

      The valuation allowance increased by $56.2 million and $12.4 million during the years ended December 31, 2000 and 1999, respectively. Substantially all of the valuation allowance is related to stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

      The Company leases its principal office facilities under noncancelable operating lease agreements that have initial terms ranging from three to ten years. As of December 31, 2000, minimum lease payments under all noncancelable lease agreements with initial terms in excess of one year were as follows (in thousands):

Year Ended December 31	Operating Leases

2001	$11,851
2002	12,486
2003	11,801
2004	8,987
2005	6,330
Thereafter	25,821

Total minimum lease payments	$77,276

      Rent expense was approximately $5.2 million, $2.0 million and $492,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      From time to time, the Company may be subject to claims, which arise in the normal course of business. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows in a particular period.

NOTE 10.     STOCKHOLDERS’ EQUITY

     Preferred Stock

      The Company’s Certificate of Incorporation authorizes 5.0 million shares of preferred stock. There was no preferred stock issued at December 31, 2000 or 1999.

     Common Stock

      In July 1996, 5.4 million shares of common stock were issued to the Company’s two remaining founders. The outstanding shares were subject to transfer restrictions through June 1999 and were subject to repurchase at the issuance price upon the occurrence of certain events, including termination of employment. The Company’s right of repurchase expired in July 2000.

      In July and November 1999, the Company completed initial and secondary public offerings, respectively. The initial public offering raised net proceeds of $62.7 million from issuance of 4.6 million shares of common stock, and included 600,000 over-allotment shares at $15.00 per share. Upon the closing of the initial public offering, approximately 6.9 million shares of the Company’s convertible preferred stock were automatically converted into approximately 13.8 million shares of common stock. Net proceeds from the secondary offering were $239.9 million from the issuance of approximately 3 million shares of common stock, including 128,125 over-allotment shares at $85.00 per share.

      In February 2000, the Company’s stockholders authorized an amendment to the restated certificate of incorporation to increase the authorized number of shares of common stock to 200 million from 50 million

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares. A total of 13.5 million shares were reserved for issuance under employee benefit plans as of the date of the Prior Report.

NOTE 11.     EMPLOYEE BENEFIT PLANS

  Stock Option Plans

      The Company’s 1999 Amended and Restated Equity Incentive Plan (the “1999 Incentive Plan”) was adopted in 1996. As of December 31, 2000 an aggregate of 16,792,465 shares of common stock were authorized for issuance under the 1999 Incentive Plan. In addition, a total of 1,235,795 shares of common stock were authorized for issuance under other employee option plans assumed with the acquisition of ACT Networks, Inc. in August 2000.

      The provisions of the 1999 Incentive Plan automatically increase the number of shares available for issuance by 2.5% of the Company’s outstanding shares per year, or a lesser amount as determined by the Board of Directors. The calculation is based upon the outstanding shares of Clarent common stock on January 31 of each year from 2000 through 2004. The 1999 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock purchase awards, stock bonuses and stock appreciation rights to Clarent’s and its affiliates’ employees, including officers and employee directors. Non-statutory stock options are available to be granted to consultants and non-employee directors. As of December 31, 2000 no restricted stock purchase awards, stock bonuses or stock appreciation rights are granted and outstanding under the 1999 Incentive Plan.

      Under the 1999 Incentive Plan, options to purchase common stock may be granted at no less than the fair market value on the date of the grant (110% of fair market value in certain instances,) as determined by the Board of Directors, based upon the closing sale price of the Company’s common stock on the Nasdaq National Market. The Company executes individual option agreements under the plan and the shares underlying the options generally vest either at 25% of the total grant after the completion of the first twelve full months of employment with the remainder vesting monthly over three years thereafter or vesting is monthly over a four year period. Options generally have a 10 year life. Certain stock options (“Performance Options”) issued under the 1999 Incentive Plan vest over a time period determined by the Board of Directors; however, under the terms of the original option agreements, the vesting could be accelerated based on achievement of certain performance criteria. For the years ended December 31, 1999 and 1998 the Board of Directors granted Performance Options to purchase 279,500 and 492,000 shares of common stock to certain employees at an exercise price equal to the fair market value on the date of grant. These options vest in seven years, but the vesting could be accelerated based on the achievement of the performance criteria. The accelerated vesting schedule provides that the grants will vest over a 48 month term. There were no performance options granted during 2000. At December 31, 2000 there were 13.0 million shares of common stock reserved for issuance under employee option plans.

      In July 1999, the Company adopted the 1999 Non-employee Directors’ Equity Incentive Plan (the “Directors’ Plan”) to provide for the automatic grant of options to purchase shares of common stock to the Company’s non-employee directors who are not any of the Company’s affiliates’ employees or consultants (“non-employee director”). The Directors’ Plan is administered by the Board, and may be delegated to a committee. Options granted under the Directors’ Plan are at 100% of the fair market value of the common stock on the date of grant. The aggregate number of shares of common stock to be issued under the Directors’ Plan was increased to 500,000 shares in June 2000. Under the terms of the Directors’ Plan, as amended in June 2000, each non-employee director, shall, upon the date of initial appointment, be granted an option to purchase 35,000 shares of common stock. In addition, on the day following each annual meeting of stockholders, each non-employee director shall be granted an option to purchase 15,000 shares of common stock. This annual grant shall be reduced pro rata for each quarter during the preceding year that was prior to

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the non-employee director’s appointment. The options granted under the terms of the amended Directors’ Plan vest and become exercisable at the rate of 1/24 per month over a two year period.

      The terms of the plan prior to the June 2000 amendment, provided for each non-employee director to be granted automatically, an option to purchase 5,000 shares upon their appointment and 2,000 shares of common stock for each regular meeting, commencing with the third regular meeting subsequent to the date of appointment. Prior to the amendment, options granted under the Directors’ Plan were fully vested and became exercisable upon the date of grant. As of December 31, 2000 there have been approximately 135,000 non-statutory stock options granted under the Directors’ Plan and there were approximately 365,000 shares of common stock reserved for future issuance under the Directors’ Plan.

      A summary of option plan activity follows (in thousands, except price per-share amounts):

		Options Outstanding

	Shares		Weighted-
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balance at December 31, 1997	2,180	5,019	$0.03
Additional shares reserved	3,303	—	—
Granted	(3,031)	3,031	$0.62
Exercised	—	(1,065)	$0.04
Canceled	511	(511)	$0.13

Balance at December 31, 1998	2,963	6,474	$0.31
Additional shares reserved	1,155	—	—
Granted	(3,082)	3,082	$20.78
Exercised	—	(1,362)	$0.14
Canceled	98	(98)	$18.90

Balance at December 31, 1999	1,134	8,096	$7.90
Additional shares reserved	6,870	—	—
Granted or assumed with acquisition	(6,795)	6,795	$52.05
Exercised	—	(3,225)	$1.74
Canceled	986	(986)	$45.27
Repurchased	105	—	$0.05

Balance at December 31, 2000	2,300	10,680	$34.40

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning options outstanding and exercisable at December 31, 2000 (in thousands, except contractual life and prices):

	Options Outstanding			Options Exercisable

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Number of
	Number of	Average	Life	Exercise	Weighted
Range of Exercise Prices	Shares	Exercise Price	(in Years)	Shares	Average Price

$ 0.02 — $ 1.50	2,790	$0.06	7.33	908	$0.36
$ 1.51 — $ 26.00	2,710	$14.27	7.58	1,007	$14.62
$26.01 — $ 46.90	2,670	$39.57	9.18	233	$35.44
$46.91 — $125.00	2,510	$88.30	9.14	396	$91.89

$ 0.02 — $125.00	10,680	$34.40	8.28	2,544	$23.47

      At December 31, 1999, options to purchase 1,662,000 shares were exercisable at a weighed average exercise price of $0.91. Options to purchase 1,236,000 shares were exercisable at December 31, 1998 at a weighted average exercise price of $0.05.

  Employee Stock Purchase Plan

      In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Board of Directors or a committee may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Eligible employees can elect to contribute a percentage of up to 10% of their gross earnings during each purchase period, subject to the IRS annual limitation. The offering period for any offering will be no more than 27 months. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Pursuant to the Purchase Plan, the Company issued 46,926 shares in 1999 and 162,587 in 2000. At December 31, 2000 there were 390,487 shares reserved for future issuance under the Purchase Plan.

      In the event of certain changes in control, the Board of Directors has discretion to provide that each right to purchase common stock will be assumed or an equivalent right will be substituted by the successor corporation, or that such rights may continue in full force and effect, or that all sums collected by payroll deductions be applied to purchase stock immediately prior to the change in control. The Purchase Plan will terminate at the Board’s discretion or when all of the shares reserved for issuance under the Purchase Plan have been issued.

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Amortization of Deferred Compensation

      The Company has recorded amortization of deferred compensation charges of approximately $6.2 million, $19.4 million and $879,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization of deferred compensation resulted from the granting of stock options and warrants to purchase common stock at prices below the deemed fair value of Clarent’s common stock including those granted in conjunction with assuming stock option plans in an acquisition. The compensation related to stock options is being amortized using the graded method over the vesting periods of the individual stock options, generally four years.

  Pro Forma Disclosure of the Effect of Stock-Based Compensation

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The fair value of each option grant prior to the initial public offering was estimated on the date of grant using the minimum value method. Options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model. The following weighted average assumptions were used:

	December 31,

	2000	1999	1998

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.5%	5.8%	5.4%
Expected life of option in years	4.0	4.0	4.2
Volatility	172.0%	60.0%	0.0%

      If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method provided for under FAS 123, then the Company’s net loss and loss per share would have been as indicated in the pro forma amounts below (in thousands, except per share amounts):

	Years Ended December 31,

	2000	1999	1998

	(Restated)
Net loss as reported	$(95,729)	$(30,783)	$(5,832)
Pro forma net loss	$(171,516)	$(33,437)	$(5,869)
Net loss per share as reported, basic and diluted	$(2.73)	$(1.87)	$(1.65)
Pro forma net loss per share	$(4.89)	$(2.03)	$(1.66)

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net revenue by geographic region based on customer location were as follows (in thousands):

	Year Ended December 31,

	2000	1999	1998

	(Restated)
Product and software:
United States	$30,334	$20,365	$6,716
Asia-Pacific	33,168	15,999	6,170
Europe, Middle East and Africa	21,591	6,819	725
Other Americas	8,895	999	199

Total	$93,988	$44,182	$13,810

Service revenue:
United States	$5,778	$1,733	$469
Asia-Pacific	3,307	1,417	332
Europe, Middle East and Africa	3,341	408	15
Other Americas	1,517	83	21

Total	$13,943	$3,641	$837

      For the years ended December 31, 2000, 1999 and 1998, customers based in the United States contributed 33%, 46% and 49% of total net revenue. During 2000, customers based in Hong Kong accounted for approximately $12.9 million of total net revenue, representing approximately 12% of total net revenue. During 1999, revenue from no individual country other than the United States accounted for more than 10% of net revenue. During 1998, customers located in Japan accounted for approximately $3.1 million of total net revenue, representing approximately 21% of total net revenue.

NOTE 13.     NET LOSS PER SHARE

      The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computations of basic and diluted net loss per share until the time-based vesting restrictions have lapsed.

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,

	2000	1999	1998

	(Restated)
Numerator:
Net loss	$(95,729)	$(30,783)	$(5,832)

Denominator:
Weighted average common shares outstanding	35,153	17,751	6,248
Less shares subject to repurchase	(90)	(1,294)	(2,704)

Denominator for basic and diluted net loss per share	35,063	16,457	3,544

Basic and diluted net loss per share	$(2.73)	$(1.87)	$(1.65)

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has excluded all convertible preferred stock, warrants for convertible preferred stock and common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share, in thousands, were 5,637, 8,718 and 24,158 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial information for 2000 and 1999 is as follows (in thousands, except per share data):

	2000 — Quarter Ended

	March 31		June 30		September 30		December 31

	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Net revenue	$24,583	$22,990	$28,313	$20,486	$45,523	$27,221	$53,162	$37,234
Gross profit	14,634	13,953	17,213	9,792	25,257	10,835	34,630	14,354
Loss from operations	(4,806)	(5,487)	(3,912)	(11,616)	(44,089)	(58,594)	(17,467)	(36,705)
Net (loss) income	(716)	(1,397)	228	(7,476)	(39,503)	(53,508)	(14,110)	(33,348)
Basic and diluted net earnings (loss) per share	$(0.02)	$(0.04)	$0.01	$(0.23)	$(1.08)	$(1.47)	$(0.36)	$(0.85)

	1999 — Quarter Ended

	March 31	June 30	September 30	December 31

Net revenue	$6,714	$9,304	$13,227	$18,578
Gross profit	3,433	5,158	7,792	11,135
Loss from operations	(5,495)	(17,390)	(4,866)	(5,412)
Net loss	(5,479)	(17,564)	(4,222)	(3,518)
Basic and diluted net loss per share	$(1.00)	$(2.73)	$(0.17)	$(0.13)

NOTE 15.	SUBSEQUENT EVENTS — STOCK CANCELLATION AND RE-GRANT PROGRAM

      On February 14, 2001, the Company cancelled approximately 2.9 million outstanding options under a cancellation and re-grant program for employees holding common stock options with an exercise price per share in excess of the fair market price of the Company’s common stock. Replacement options to purchase common stock of approximately 635,000 shares were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares vested in full on August 15, 2001 and expired unexercised on November 15, 2001.

NOTE 16.	SUBSEQUENT EVENTS — LITIGATION

      Beginning in July 2001, the Company and certain of its current and former officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, collectively captioned In re Clarent Corp. Initial Public Offering Securities Litigation. These lawsuits purport to bring suit on behalf of all purchasers of the Company’s common stock between July 1, 1999 and December 6, 2000. In these actions, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus purportedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs further allege that

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the prospectus relating to the Company’s secondary offering was false and misleading for the same reasons. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company. In accordance with Judge Scheindlin’s orders at further status conferences in March and April the lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002.

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

CLARENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On April 26, 2002, certain former shareholders of PEAK Software Solutions, Inc. (“PEAK”), some of whom are current employees of the Company, including a key employee of the Company, filed a lawsuit against the Company in Colorado state court. The complaint alleges claims of common law fraud, securities fraud and breach of contract relating to the Company’s acquisition of PEAK in July 2000. The complaint does not specify the damages sought. The complaint has not yet been served and no response has been filed.

      The Company intends to defend itself vigorously against these allegations. However, the ultimate outcome of these matters cannot presently be determined.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference from the information under the captions “Information Concerning Solicitation and Voting,” “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement filed with the SEC on April 24, 2001 in connection with solicitation of proxies for our annual meeting of stockholders held June 7, 2001 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the information under the captions “Executive Compensation,” “Compensation of Directors” and “Employment Severance and Change of Control Agreements” and “Option Repricing Information” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Between a Company Employee and a Member of the Board of Directors

      On April 25, 2000, AginfoLink USA, Inc. (“AginfoLink”) borrowed $250,000, pursuant to a promissory note, from Matthew Chiang, in his individual capacity, who was a non-officer employee of the Company at the time. Mr. Chiang served as President of the Company’s Asia-Pacific regional office from January 2001 to September 2001. The Company believes that William Pape, a director of the Company, holds a minority equity interest in AginfoLink and serves on the board of directors of AginfoLink. In the promissory note, AginfoLink agreed to repay the loan principal, as well as accrued and unpaid interest, on May 31, 2000. AginfoLink has informed the Company that it has taken the necessary steps to tender payment of the outstanding amount under the loan.

Transactions With Management and Others

      The Company has entered into indemnity agreements with certain of its current and former officers and directors, which provide, among other things, that the Company will indemnify such officers or directors, under the circumstances and to the extent provided for in the indemnity agreements, against expenses, damages, judgments, fines and settlements resulting from actions or proceedings of which the officer or director is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s bylaws.

      In March 2001, the Company and Richard Heaps entered into a separation and consulting agreement. The agreement provides that Mr. Heaps resign as the Company’s Chief Operating Officer, Chief Financial Officer, Secretary and General Counsel on a date determined in the Company’s sole discretion, and that he resign his employment with the Company effective April 30, 2001. Mr. Heaps is entitled to any bonus for the year ended December 31, 2000 approved by the Company’s Board of Directors. The agreement also provides that Mr. Heaps will act as a consultant to the Company from May 1, 2001 to August 1, 2002 (the “Heaps Consulting Period”). In consideration for the consulting services provided during the Heaps Consulting

Period, Mr. Heaps will receive an aggregate sum of $275,000 and standard Company benefits available to senior executives through June 1, 2002. During the Heaps Consulting Period, Mr. Heaps will receive a continuation of vesting for options granted to him on August 27, 1998. Mr. Heaps’ options granted on March 8, 1999 and February 15, 2001 and his option to be granted on August 17, 2001 pursuant to the Company’s Regrant Program will continue to vest through June 17, 2002.

      In March 2001, the Company and Simon Wong entered into an employment agreement. The agreement provides that Mr. Wong will become the Company’s Chief Financial Officer with an annual base salary of $190,000. Mr. Wong is eligible to receive an annual merit bonus of up to $80,000, to be determined at the Company’s sole discretion. The agreement also provides Mr. Wong with an incentive stock option to purchase 125,000 shares of the Company’s Common Stock, subject to monthly vesting over a four-year period. Mr. Wong’s employment is “at-will” and the employment relationship may be terminated for any reason at any time. However, in the event the Company terminates Mr. Wong’s employment without cause, including within twelve months after a change in control of the Company, the Company shall: (i) pay Mr. Wong severance equal to twelve months of his then current base salary; and (ii) either accelerate the vesting of Mr. Wong’s unvested options by an additional nine months or continue the vesting of his options for an additional nine months.

      In November 2001, the Company and Mr. Wong amended and restated his employment agreement with the Company. Pursuant to the agreement, Mr. Wong was to resign his position as the Company’s Chief Financial Officer and accept a position as the Company’s Senior Vice President of Finance, effective November 17, 2001. The agreement provides that Mr. Wong will receive an annual salary in the amount of $200,000 and a bonus of $60,000, plus any additional amount necessary to make such cash bonus payable to Mr. Wong equal to $60,000 after all taxes and withholding on the bonus payment (the “Tax Gross-up Amount”). In addition, the agreement provides that, in certain events, including termination of Mr. Wong’s employment without cause, and conditioned upon Mr. Wong giving the Company a general release of claims, Mr. Wong is to receive the following severance benefits from the Company: (1) payment of $172,500 plus, if such termination is prior to March 31, 2002, the amount of salary he would have received under the agreement through March 31, 2002 (the “Severance Payment”), and (2) at the option of the Company, either a nine-month acceleration of vesting of the option previously granted to Mr. Wong by the Company, or a nine-month extension of the time over which his option would vest after his termination from the Company. The remaining benefits to be provided to Mr. Wong under the agreement were the same as those provided in his initial employment agreement with the Company.

      In January 2002, the Company and Mr. Wong entered into an amendment to the amended and restated employment agreement. The amendment provides that Mr. Wong’s employment with the Company would be terminated by the Company without cause effective January 8, 2002. Under the amendment, Mr. Wong is entitled to the Severance Payment, Tax Gross-up Amount and an additional payment of benefits, which, together with the foregoing payments equals $268,302. Mr. Wong also received nine-months of acceleration of vesting of the option previously granted to him by the Company in accordance with his amended and restated employment agreement described above. As consideration for the amendment, Mr. Wong signed a general release releasing the Company from any claims that Mr. Wong may have against the Company.

      In March 2001, the Company and Barry Forman entered into an employment agreement. The agreement provides that Mr. Forman will become the Company’s Executive Chairman with an annual base salary of $280,000. Mr. Forman is also eligible to receive the following bonuses: (i) $50,000 if the Company fully meets its revenue targets for the year ending December 31, 2001; and (ii) an additional $100,000 if the Company fully meets its net profit targets for the year ending December 31, 2001. The agreement also provides Mr. Forman with a nonstatutory stock option to purchase 600,000 shares of the Company’s Common Stock. The option will vest over four years, with twenty-five percent (25%) of the shares vesting on the one-year anniversary of the vesting commencement date. This option is not subject to, and is granted outside the Company’s 1999 Amended and Restated Equity Incentive Plan, and was granted to induce Mr. Forman to enter into the employment agreement with the Company. The Company will provide Mr. Forman with suitable living accommodations within a reasonable distance of the Company’s corporate headquarters during the time that Mr. Forman’s primary residence is in Seattle, Washington. Mr. Forman’s employment is

“at-will” and the employment relationship may be terminated for any reason at any time. However, in the event the Company terminates Mr. Forman’s employment without cause or Mr. Forman terminates his employment for good reason, the Company shall: (i) pay Mr. Forman severance equal to twelve months of his base salary; (ii) reimburse Mr. Forman for the cost of continuing his health insurance pursuant to COBRA for twelve months after his termination date; and (iii) either accelerate the vesting of Mr. Forman’s unvested option by an additional twelve months or continue the vesting of the option for an additional twelve months from his termination date. If Mr. Forman terminates his employment without good reason after the one year anniversary of the employment date, Mr. Forman shall receive a continuation of vesting of his options for twelve months from his termination date, provided that: (i) during the period of this continuation of vesting, Mr. Forman will not be eligible for a stock option grant under the Company’s 1999 Non-Employee Directors’ Stock Option Plan and (ii) this continuation of vesting shall cease immediately if Mr. Forman ceases to be a director on the Company’s board of directors.

      In July 2001, the Company and Mr. Forman entered into a separation and consulting agreement. The agreement provides that Mr. Forman resign his positions as the Company’s President and Executive Chairman and his employment with the Company effective July 19, 2001. Mr. Forman is not entitled to any bonus for the year ended December 31, 2001 or thereafter. The agreement also provides that Mr. Forman will act as a consultant to the Company from July 20, 2001 to March 5, 2002 (the “Forman Consulting Period”), and Mr. Forman is to serve as a Director on the Company’s board of directors at least through the end of the Forman Consulting Period. In consideration for the consulting services provided during the Forman Consulting Period, Mr. Forman will receive an aggregate sum of $175,000 and standard Company benefits available to senior executives. During the Forman Consulting Period, Mr. Forman will receive an acceleration of vesting for the option granted to him on March 2, 2001, so that his shares will vest on a monthly basis, at a rate of 1/ 48th of the total shares subject to the option, beginning as of March 5, 2001 and continuing through the Forman Consulting Period. In the event of a Change in Control of the Company (as defined below) during the Forman Consulting Period, Mr. Forman is entitled to receive a lump sum payment of any unpaid consulting fees within ten business days of the Change in Control, and the vesting of his option shall be accelerated so that all shares pursuant to his option that would have been vested at the end of the Forman Consulting Period will be fully vested upon the Change in Control. Change in Control is defined in the agreement to mean the occurrence of any of the following events: (1) a sale of all or substantially all of the assets of the Company, (2) a merger or consolidation in which the Company is not the surviving corporation, (3) a reverse merger in which the Company is the surviving corporation but the shares of common stock of the Company outstanding immediately preceding the merger are converted by virtue of the merger into other property, or (4) an acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), or any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by the Company or an affiliate) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors. In consideration for the agreement, Mr. Forman agreed to release the Company from all claims arising on or prior to the date of the agreement, and further agreed to sign a supplemental release upon the conclusion of the Forman Consulting Period, releasing the Company from all claims arising during the Forman Consulting Period. In October 2001, the Company and Mr. Forman entered into an amendment to the agreement to clarify that the releases given by Mr. Forman in the agreement and the supplemental release would not apply to any breach by the Company of the agreement or of the Indemnity Agreement entered into between Mr. Forman and the Company in November 2000.

      In April 2001, the Company adopted a three-tiered system of employee severance and change in control benefit plans covering non-executive employees (the “Employee Severance Plan”), executive officers (the “Executive Severance Plan”) and senior executive officers (the “Senior Executive Severance Plan”) of the Company. The Employee Severance Plan and the Executive Severance Plan provide for certain benefits if an eligible individual’s employment with the Company is involuntarily terminated without cause within 13 months after a change in control of the Company. Under the Employee Severance Plan and Executive Severance Plan, specified employees are eligible to receive cash payments, continuation of health coverage and acceleration of vesting of stock options. The Senior Executive Severance Plan provides for certain benefits if an eligible individual’s employment with the Company is involuntarily terminated without cause or constructively terminated within 13 months after a change in control of the Company. Under the Senior Executive Severance Plan, specified employees are eligible to receive cash payments equal to 24 months of base salary, continuation of health insurance for up to 24 months and 36 months acceleration of vesting of stock options.

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

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Schedule II — Valuation and Qualifying Accounts

Allowance For Doubtful Accounts (in thousands):

	Additions

	Balances at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions/	Balances at
Year Ended December 31,	of Period	Expenses	Accounts*	Write-Offs	End of Period

2000 — restated**	$2,314	$3,144	$2,737	$(1,222)	$6,973

1999	$807	$1,523	—	$(16)	$2,314

1998	$38	$803	—	$(34)	$807

(*) Allowances assumed through acquisitions.

(**) See Note 1 of Notes to Consolidated Financial Statements for information on the restatement.

      All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           (3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 1, 2000, among Clarent Corporation, Copper Merger Sub, Inc. and ACT Networks, Inc.(1)(7)
2.2	Amendment No. 1, dated as of June 30, 2000, to the Agreement and Plan of Merger and Reorganization(1)(7)
3.1	Amended and Restated Certificate of Incorporation (including Certificate of Designation of Series A Junior Participating Preferred Stock), as amended, of the registrant(3)
3.2	Bylaws of the registrant(2)
4.1	Specimen Common Stock Certificate(2)
4.2	Amended and Restated Investor Rights Agreement, dated June 11, 1998 (as amended December 7, 1998 and April 8, 1999)(2)
4.3	Founder Stock Purchase Agreement, dated July 2, 1996(2)
4.4	Rights Agreement dated as of February 7, 2001 between the registrant and Wells Fargo Bank Minnesota, N.A.(3)
4.5	Shareholders’ Agreement dated as of July 24, 2000, by and among Clarent, Cadmium Acquisition Corp., certain shareholders of PEAK Software Solutions, Inc. and Larry Schwartz as Shareholders’ Agent and Purchaser Representative(9)
10.1	Form of Indemnity Agreement between the registrant and its directors and officers(2)

Exhibit
Number	Description

10.2	1999 Amended and Restated Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice and Agreement(4)
10.3	1999 Non-Employee Directors’ Stock Option Plan, as amended, and Form of Nonstatutory Stock Option(4)
10.4	1999 Employee Stock Purchase Plan and Offering Document(5)
10.5	Employment Agreement, dated June 9, 1997, by and between the registrant and Mark E. McIlvane (as amended June 9, 1998)(2)
10.6	Employment Agreement, dated August 1, 1998, by and between the registrant and Richard J. Heaps(2)
10.7 **	OEM Purchase Agreement, dated effective as of December 1, 1998, by and between the registrant and AudioCodes, Ltd.(2)
10.8	Master Maintenance and Support Services Agreement and Statement of Work, dated December 29, 1998, by and between the registrant and Equant Integration Services, Inc.(2)
10.9	Lease Agreement, dated August 12, 1998, by and between the registrant and Seaport Center Associates, LLC(2)
10.10	Sublease, dated May 27, 1998, by and between the registrant and Unwired Planet, Inc.(2)
10.11	Customer Agreement, dated June 25, 1998, by and between the registrant and Technet International(2)
10.12	General Agreement for the Procurement of Data Processing Equipment, Services and Supplies, the License of Software, dated as of September 17, 1998 by and between the registrant and AT&T Corporation(2)
10.13	Lease Agreement, dated March 31, 2000, by and between the registrant and Metropolitan Life Insurance Company(6)
10.14	Lease Agreement, dated February 9, 2001, by and between the registrant and Metropolitan Life Insurance Company(11)
10.15	Lease Agreement, dated April 28, 2000, by and between PEAK Software Solutions, Inc. and A & S Burger Investments, LLC(11)
10.16	ACT Networks, Inc. 1987 Stock Option Plan(8)
10.17	ACT Networks, Inc. 1993 Stock Option Plan(8)
10.18	ACT Networks, Inc. 1995 Stock Option/ Stock Issuance Plan(8)
10.19	ACT Networks, Inc. 1997 Stock Incentive Plan(8)
10.20	ACT Networks, Inc. 1997 Non-Executive Officer Stock Option/ Stock Issuance Plan(8)
10.21	Forms of Stock Option Agreement, Written Compensation Agreement and Addendum to Stock Option Agreement for certain non-plan stock option grants by ACT Networks, Inc. to Messrs. Sadr and Weisman(8)
10.22	Office Lease dated April 15, 1999 by and between ACT Networks, Inc. and Malibu Canyon Office Partners, LLC(10)
21.1	Subsidiaries of the registrant(11)
23.1	Consent of Ernst & Young LLP, Independent Auditors

**	Portions have been omitted pursuant to an application for confidential treatment

(1)	Exhibits to this agreement have been omitted but will be furnished to the Commission upon request.

(2)	Incorporated by reference to the Exhibits filed with the registrant’s Registration Statement on Form S-1 (No. 333-76051).

(3)	Incorporated by reference to the Exhibits filed with the registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2001 (No. 000-26441).

(4)	Incorporated by reference to the Exhibits filed with the registrant’s Registration Statement on Form S-8 (No. 333-42812).

(5)	Incorporated by reference to the Exhibits filed with the registrant’s Registration Statement on Form S-8 (No. 333-89139).

(6)	Incorporated by reference to the Exhibits filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(7)	Incorporated by reference to the Exhibits filed with the registrant’s Registration Statement on Form S-4 (No. 333-38216).

(8)	Incorporated by reference to the Exhibits filed with the registrant’s Registration Statement on Form S-8 (No. 333-44466).

(9)	Incorporated by reference to the Exhibits filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)	Incorporated by reference to the Exhibits filed with ACT Networks, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(11)	Previously filed.

      (b) Reports on Form 8-K

Amendment No.1 to Form 8-K dated August 10, 2000, was filed by the registrant on October 24, 2000 to report under Item 7 consolidated financial statements of the registrant and ACT Networks, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/ A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, County of San Mateo, State of California, on May 8, 2002.

CLARENT CORPORATION

By:	/s/ JOHN J. O’SHEA

John J. O’Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

23.1	Consent of Ernst & Young LLP, Independent Auditors