Form 10-Q/A
period 2001-03-31
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

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

Yes     ☑     No     ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 40,074,347 at April 30, 2001.

This report consists of 26 pages of which this page is number 1.

EXPLANATORY NOTE

      This amendment on Form 10-Q/A amends Items 1, 2 and 3 of Part I of the Quarterly Report of Clarent Corporation (the “Company”) on Form 10-Q previously filed for the quarter ended March 31, 2001 (the “Prior Report”). Subsequent to the issuance of the Company’s financial statements on the Prior Report, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This amendment is filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the quarter ended March 31, 2001 are more fully described in Notes 1 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

CLARENT CORPORATION

FORM 10-Q/A INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CLARENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$188,095	$185,627
Short-term investments	33,043	74,987
Accounts receivable, gross	24,066	28,142
Receivables allowance	(6,927)	(6,973)

Accounts receivable, net	17,139	21,169
Inventories	27,393	17,662
Prepaid expenses and other current assets	5,956	5,942

Total current assets	271,626	305,387
Investments	13,829	14,479
Property and equipment, net	46,482	36,938
Goodwill, net	86,237	93,644
Purchased intangible assets, net	35,662	38,057
Deferred tax assets	14,663	14,534
Other assets	9,446	4,517

Total assets	$477,945	$507,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,757	$14,337
Deferred revenue	6,256	8,528
Accrued liabilities	19,527	22,775
Customer advances	19,008	2,551
Merger related restructuring accrual	6,248	6,248

Total current liabilities	74,796	54,439
Deferred tax liabilities	14,853	14,534
Stockholders’ equity:
Common stock	583,580	583,328
Deferred compensation	(7,720)	(9,740)
Accumulated other comprehensive loss	(596)	(326)
Accumulated deficit	(186,968)	(134,679)

Total stockholders’ equity	388,296	438,583

Total liabilities and stockholders’ equity	$477,945	$507,556

      See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000

	(Restated)	(Restated)
Net revenue:
Product and software	$16,624	$20,485
Service	4,382	2,505

Total net revenue	21,006	22,990
Cost of revenue:
Product and software	15,421	7,399
Service	3,248	1,638

Total cost of revenue	18,669	9,037

Gross profit	2,337	13,953
Operating expenses:
Research and development	14,758	4,340
Sales and marketing	24,825	11,055
General and administrative	6,523	2,441
Amortization of deferred compensation	2,020	1,378
Amortization of goodwill and other intangibles	9,109	226

Total operating expenses	57,235	19,440

Loss from operations	(54,898)	(5,487)
Other income, net	2,774	4,115

Loss before provision for income taxes	(52,124)	(1,372)
Provision for income taxes	(165)	(25)

Net loss	$(52,289)	$(1,397)

Basic and diluted net loss per share	$(1.32)	$(0.04)

Shares used to compute basic and diluted net loss per share	39,621	31,448

      See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000

	(Restated)	(Restated)
Operating activities:
Net loss	$(52,289)	$(1,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,588	1,697
Amortization of goodwill and other intangibles	9,802	213
Amortization of deferred compensation	2,020	1,378
Impairment of investments	650	—
Changes in operating assets and liabilities:
Accounts receivable	4,016	1,836
Inventories	(9,753)	(1,512)
Prepaid expenses and other current assets	(14)	624
Deferred tax assets	(129)	—
Other assets	71	—
Accounts payable and accrued liabilities	6,172	(957)
Customer advances	16,457	1,191
Deferred revenue	(2,272)	(1,514)
Deferred tax liabilities	319	—

Net cash provided by (used in) operating activities	(20,362)	1,559

Investing activities:
Purchases of short-term investments	(15,152)	(41,808)
Sale and maturities of short-term investments	57,088	30,355
Note receivable from a leasing company	(5,000)	—
Purchases of property and equipment	(14,186)	(3,478)

Net cash provided by (used in) investing activities	22,750	(14,931)

Financing activities:
Proceeds from issuance of common stock	252	1,016

Net cash provided by financing activities	252	1,016

Effect of exchange rate changes on cash and cash equivalents	(172)	95

Net increase (decrease) in cash and cash equivalents	2,468	(12,261)
Cash and cash equivalents at beginning of period	185,627	238,724

Cash and cash equivalents at end of period	$188,095	$226,463

Supplemental disclosure of non-cash activities:
Preferred stock received in exchange for settlement of accounts receivable	$—	$1,500

      See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2001 (restated) and for the three months ended March 31, 2001 (restated) and March 31, 2000 (restated) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/ A, for the year ended December 31, 2000, as amended in connection with the restatement of the Company’s financial statements. Certain prior period balances have been reclassified to conform to current period presentation.

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

      The following tables summarize the effect of the restatement for the quarterly period ended March 31, 2001.

      Condensed Consolidated Statements of Operations Data (in thousands, except per share amount):

	Three Months Ended
	March 31, 2001

	As	As
	Reported	Restated

Total net revenue	$61,192	$21,006
Gross profit	42,707	2,337
Loss from operations	(16,417)	(54,898)
Net loss	(13,964)	(52,289)
Basic and diluted net loss per share	$(0.35)	$(1.32)

      Condensed Consolidated Balance Sheets Data (in thousands):

	March 31, 2001

	As	As
	Reported	Restated

Cash and cash equivalents	$195,095	$188,095
Accounts receivable, net	72,398	17,139
Inventories	27,370	27,393
Prepaid expenses and other current assets	11,956	5,956
Total current assets	339,862	271,626
Property and equipment, net	46,173	46,482
Deferred tax assets	16,117	14,663
Total assets	547,326	477,945
Deferred revenue	13,242	6,256
Accrued liabilities, customer advances and merger related restructuring accrual	25,265	44,783
Total current liabilities	62,264	74,796
Total stockholders’ equity	470,209	388,296
Total liabilities and stockholders’ equity	547,326	477,945

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

2.     FINANCIAL INSTRUMENTS

      Available-for-sale securities are carried at fair value, with the unrealized gains or losses reported as a separate component of stockholder’s equity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended March 31, 2001.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

3.     INVENTORIES

      Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000

	(Restated)	(Restated)
Raw materials	$14,968	$10,901
Work-in-process	478	83
Finished goods	11,947	6,678

	$27,393	$17,662

      Inventory charges totaling $7.4 million were taken during the three months ended March 31, 2001, reflecting product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, and for which the inventory is not expected to be recoverable.

4.     INVESTMENTS

      The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for $1.5 million received in settlement of accounts receivable during 2000, all of the Company’s investments are valued at the cash paid for the equity received, net of impairment losses. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. During the first quarter of 2001, the Company recorded impairment losses of $650,000.

      Through March 31, 2001, the Company had invested $6.8 million in a venture capital management fund. The Company is committed to invest an additional $8.2 million in the venture capital management fund in future periods to be determined by the fund manager. This investment is recorded at cost as the Company has virtually no influence over the operating and financial policies of the fund.

5.     COMPREHENSIVE LOSS

      The Company’s total comprehensive loss is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000

	(Restated)	(Restated)
Net loss	$(52,289)	$(1,397)
Other comprehensive income (loss):
Translation adjustments	(262)	93
Unrealized loss on investments	(8)	(45)

Comprehensive loss	$(52,559)	$(1,349)

6.     INCOME TAXES

      The provision for income taxes of $165,000 for the three months ending March 31, 2001 consists principally of foreign income tax provided on the profits attributable to the Company’s foreign operations. The Company’s effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

7.     STOCKHOLDERS’ EQUITY

      On January 31, 2001, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”) by 987,966 or 2.5% of the Company’s outstanding shares, measured as of that date. This increase was in accordance with the provisions of the 1999 Plan.

      On February 14, 2001, the Company cancelled outstanding options for approximately 2.9 million shares of common stock under a cancellation and re-grant program for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if unexercised on November 15, 2001.

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

      Net revenue by geographic region based on customer location was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000

	(Restated)	(Restated)
Net revenue by geographic region:
United States	$7,933	$9,823
Other Americas	1,153	649
Europe, Middle East and Africa	5,293	5,820
Asia Pacific	6,627	6,698

Total	$21,006	$22,990

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31,2000

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Numerator:
Net loss	$(52,289)	$(1,397)

Denominator:
Weighted average shares outstanding	39,621	31,898
Less shares subject to repurchase	—	(450)

Denominator for basic and diluted net loss per share	39,621	31,448

Basic and diluted net loss per share	$(1.32)	$(0.04)

      In periods with a net loss, the Company excludes all warrants for common stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. The total numbers of shares excluded from the calculation of diluted net loss per share were 2,806,000, and 6,827,000 for the three months ended March 31, 2001 and 2000, respectively.

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

     Note Receivable from a Leasing Company

      In January 2001, the Company advanced $5.0 million to Clarent Finance, LLC (“Clarent Finance”), a leasing company, for a six-year, eleven percent junior subordinated debenture. The interest shall be accrued and due by November 30, 2008. The principal is repayable in 16 equal quarterly payments of $312,500 each, commencing January 2005, and is due in full by November 30, 2008.

      The Company entered into a remarketing agreement with Clarent Finance in January 2001 to provide for the remarketing of certain equipment manufactured by the Company, purchased by Clarent Finance and leased to the Company’s customers. Under the terms of the remarketing agreement, if remarketing proceeds are insufficient to equal the remaining defaulted lessee obligation, the Company is obligated to either pay the remaining lessee obligation to Clarent Finance or apply the shortage as a credit on the next equipment lease purchase in the program.

      As a result of its remarketing obligations to Clarent Finance, the Company defers the recognition of all revenue and thereby establishes a liability for all amounts to be earned from leasing arrangements with Clarent Finance. At September 30, 2001, the Company’s recorded liability approximated its obligation under the

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

remarketing agreement. As of September 30, 2001 operating expenses for Clarent Finance had been immaterial.

      On March 29, 2002 the Company purchased Clarent Finance for $275,000 in the form of forgiveness of a receivable. The Company received approximately $3.4 million in cash and a lease portfolio of $1.8 million (of which the Company had previously reported a liability under the remarketing agreement of $1.5 million as of September 30, 2001) and extinguished a note owed to the Company of $5.0 million.

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

11.     RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”) as amended by SFAS 138 which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted FAS 133, beginning January 1, 2001, which did not have an impact on the Company’s results of operations or financial condition as the Company held no derivative financial instruments and did not engage in hedging activities.

12.     RESTRUCTURING AND MERGER RELATED ACCRUALS

      On August 10, 2000, the Company acquired ACT Networks, Inc. (“ACT Networks”), a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. In accordance with a plan that existed at the time of the acquisition, the Company established $6.2 million in accruals for merger related restructuring costs. During the quarter ended March 31, 2001 the Company had no activity related to its merger related restructuring accrual. At March 31, 2001, $6.2 million in accruals remained. These accruals are to provide $4.0 million for the costs of exiting non-cancelable operating leases for the Calabasas, California manufacturing facility, $1.3 million for involuntary employee termination costs related to approximately twenty-three duplicative management personnel and manufacturing employees in the ACT Networks organization and $933,000 in fixed assets disposition costs for disposal of manufacturing equipment and leasehold improvements in the Calabasas facility. These costs relate to the plan to exit the manufacturing activities currently performed at the Calabasas facility through discontinuation of certain product lines and outsourcing the manufacturing of the remaining products. The Company has started working with a contract manufacturer and expects to be ceasing production at the Calabasas facility by June 30, 2001.

13.     CUSTOMER ADVANCES

      As of March 31, 2001, the Company received funds totaling $19.0 million from certain customers in the Asia-Pacific region. These payments are currently recorded as customer advances. These advances consist of funds received from customers, and the Company now believes that these funds may be subject to refund, because (i) the Company is aware of a purported return right with respect to certain products or (ii) the customer has not accepted possession of certain products.

14.     SUBSEQUENT EVENTS — EQUITY INCENTIVE PLAN AND RESTRUCTURING

     Amendment to Employee Option Plan

      In April 2001, the Board of Directors approved an amendment to the 1999 Amended and Restated Equity Incentive Plan to increase the number of shares authorized for issuance by 1,000,000 to a total of 18,780,431.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

     Restructuring

      On May 14, 2001, the Company announced a reduction in workforce by approximately 10% and a streamlining of its operations to achieve cost savings and operating efficiencies in accordance with previously stated goals. The Company expects to take a one-time restructuring charge relating to the reduction in workforce, assets and excess facilities of approximately $20.0 million in the second quarter 2001.

15.     SUBSEQUENT EVENT — LITIGATION

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      Our operations and prospects have been and we expect will be significantly affected by the developments leading to and relating to the restatement of our 2001 and 2000 financial statements. The circumstances necessitating the restatement, and the impact on us, can be described in the following general categories:

     Revenue Restatement:

•	We discovered that our revenue had been overstated for certain periods because revenue from sales in the Asia-Pacific region had been recognized in situations where customers had indirectly received our funds from third parties, by means of arrangements effected through unauthorized acts of our employees. These arrangements were entered into in violation of our procedures and were not reported to the appropriate personnel within the Company.

•	Revenue also had been overstated for certain periods because revenue had been recognized from certain sales in the Asia-Pacific region where customers now claim to have return rights or that we have repurchase obligations. We now believe that certain of our personnel have entered into agreements with customers in the Asia-Pacific region purporting to provide such return rights or repurchase obligations. These agreements were entered into in violation of our procedures and were not reported to the appropriate personnel within the Company.

•	We have restated revenue for certain periods because, based on current information and actual payment history, it now appears that certain customers may not have been creditworthy at the time of purchase.

•	Revenue also had been overstated for certain periods because of transactions involving the sale of products over which we continued to have some control until a subsequent period.

     Impact on Expenses:

•	In connection with the restatement, we have adjusted certain accruals and reserves related to accounts receivable, warranty and inventory and have made reclassification entries. We also recorded additional losses in the form of restructuring and asset impairments in the third quarter of 2001. These losses resulted from what we now know was an over-expansion of our operating capacity and operating expenses as well as the overall downturn in the telecommunications industry. We increased our operating capacity based on forecasts that included revenue levels that we now know, based on the discovery of financial irregularities, were overstated, but which we believed at the time were appropriate.

•	We also determined that expenses were understated because certain payments or loans made from the Asia-Pacific regional office were effected in violation of our procedures and were not reported to the appropriate personnel within the Company. We believe that such payments or loans are not recoverable.

     Financial Condition:

•	Our cash position was overstated in the March 31, 2001 and June 30, 2001 financial statements because personnel in the Asia Pacific region transferred cash in violation of the our policies and procedures. These cash transfers were not reported to the appropriate personnel within the Company. As a result, the cash transfers were accounted for in improper periods. As of September 30, 2001, in the aggregate, there was no direct material impact on our cash position as a result of the improper recording of these transactions, including the cash transfers, although we had recorded liabilities of approximately $24 million associated with the irregularities giving rise to the restatement. As of the date of filing of this report, our cash position has been materially impacted by several factors, as discussed below.

•	The unauthorized transactions with third parties that appear to have used our funds to purchase our products had a material impact on our financial condition because of the expense of the inventory for which we will probably not be able to recover any value and the associated distribution costs.

•	Our primary source of liquidity is our operating cash flows, which have been disrupted by the activities giving rise to, and the impact of, the restatement as well as the downturn in demand for telecommunications equipment.

•	We suffered substantial operating losses due to the activities necessitating the restatement because we over-expanded our operating capacity and operating expenses in 2000 and the first two quarters of 2001. We increased our operating capacity based on forecasts that included revenue levels that we now know, based on the discovery of financial irregularities, were overstated, but which we believed at the time were appropriate.

      To address the activities discovered in our investigation, we have implemented remedial actions, including the prompt termination of employees who appear to have been involved in activities relating to the irregularities, closure of our Asia-Pacific regional headquarters, and the adoption of new and more stringent subsidiary cash control and expense approval policies, such as new banking and internal reporting procedures, improved controls over sales representatives and sales orders and hiring and payroll procedures, and new more stringent credit approval policies.

      We direct you to refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 for more current information regarding the restatement.

Results of Operations

      The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000

	(Restated)	(Restated)
As a percentage of net revenue:
Product and software	79%	89%
Service	21	11

Total net revenue	100	100
Cost of revenue:
Product and software	73	32
Service	16	7

Total cost of revenue	89	39

Gross profit	11	61
Operating expenses:
Research and development	70	19
Sales and marketing	118	48
General and administrative	31	11
Amortization of deferred compensation	10	6
Amortization of goodwill and other intangibles	43	1

Total operating expenses	272	85

Loss from operations	(261)	(24)
Other income, net	13	18

Loss before provision for income taxes	(248)	(6)
Provision for income taxes	(1)	—

Net loss	(249)%	(6)%

Net Revenue

      Net revenue decreased 9% to $21.0 million in the three months ended March 31, 2001 from $23.0 million in the three months ended March 31, 2000. The decrease in product and software sales is attributable to weak global economic conditions, including, in particular, the downturn of the telecommunications market, resulting in a significant decline in capital expenditures by our customers offset in part by revenues from a suite of products acquired from ACT Networks in August 2000. Service revenue from maintenance and support increased by 75% to $4.4 million in the three months ended March 31, 2001, from $2.5 million for the same three months of 2000. The increase in service revenue is attributable to the renewal of support contracts with existing customers and higher sales during the second half of fiscal 2000. No customer accounted for 10% or more of net revenue for the three months ended March 31, 2001.

Cost of Revenue

      Cost of revenue increased 107% to $18.7 million in the three months ended March 31, 2001 from $9.0 million in the three months ended March 31, 2000. Product and software costs increased by 108% to $15.4 million in the three months ended March 31, 2001 from $7.4 million in the same period of 2000. Service costs increased by 98% to $3.2 million in the three months ended March 31, 2001 from $1.6 million in the same period of 2000, due to the increases in technical support personnel to service an anticipated increased customer base.

      Gross margin decreased to 11% for the first quarter of 2001, compared to 61% for the corresponding period in 2000 and 39% for the fourth quarter of 2000. The decrease in gross margin largely resulted from the $7.4 million of product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable because we now believe that these customers indirectly used Company funds for the purchase of our products and, to a lesser degree, because certain customers purportedly had return rights for such products. We believe that such products, once delivered to the customer, will probably not be recoverable. The decrease in gross margin was also the result of a higher rate of increase in costs associated with increased headcount as compared to the rate of increase of revenue for the period.

      The mix of products we sell significantly impacts our gross margin. The decrease in sales of our software products both in absolute dollars and as a percentage of revenue has negatively impacted our gross margin. We expect a continuing negative impact on gross margin from the introduction of new hardware products and new versions of existing products. Our gross margins have also been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures and rapid technological changes, and we expect these to continue. We expect gross margin to be adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which generally results in lower gross margins.

Research and Development Expenses

      Research and development expenses increased 240% to $14.8 million in the three months ended March 31, 2001 from $4.3 million in the three months ended March 31, 2000. Research and development expenses increased as a percentage of revenue to 70% for the three months ended March 31, 2001 from 19% in the three months ended March 31, 2000. The increases in research and development expenses both in absolute dollars and as a percentage of revenue from period to period, were attributable to increases in the number of research and development personnel to 278 at March 31, 2001 from 76 at March 31, 2000 in anticipation of higher current period revenue and higher revenue growth, and to the decrease in net revenue.

Sales and Marketing Expenses

      Sales and marketing expenses increased 125% to $24.8 million in the three months ended March 31, 2001, from $11.1 million in the three months ended March 31, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel to 486 at March 31, 2001, from 199 at March 31, 2000. The change was also due to expenses required to implement our sales and marketing strategy and increased public relations and other promotional expenses including increased participation in our annual customer summit. Sales and marketing expenses as a percentage of revenue increased to 118% for the three months ended March 31, 2001 from 48% in the three months ended March 31, 2000. The increase in sales and marketing costs as a percentage of revenue is attributable to the growth rate of sales and marketing expenses compared to a decrease in net revenue for the period as we added sales and marketing personnel and spending on promotional activities in anticipation of higher current period revenue and higher revenue growth.

General and Administrative Expenses

      General and administrative expenses increased 167% to $6.5 million in the three months ended March 31, 2001, from $2.4 million in the three months ended March 31, 2000. General and administrative expenses as a percentage of revenue increased to 31% for the three months ended March 31, 2001 from 11% for the three months ended March 31, 2000. The absolute dollar increase in general and administrative expenses from period to period was largely attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. The general and administrative headcount increased to 153 at March 31, 2001, as compared to 64 at March 31, 2000.

Amortization of Deferred Compensation

      For the three months ended March 31, 2001, amortization of deferred compensation was $2.0 million as compared to $1.4 million in the three months ended March 31, 2000. Amortization of deferred compensation resulted from the granting of stock options to purchase common stock at prices below the deemed fair value of our common stock as well as the assumption of stock options through acquisition at prices below the deemed fair value of our common stock. The deferred compensation is being amortized using the graded method over the vesting period of the stock options.

      On February 14, 2001, the Company cancelled outstanding options for approximately 2.9 million shares of common stock under a cancellation and re-grant program for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001, at the fair market value of $13.625 per share. These shares vested in full on August 15, 2001, and expired unexercised on November 15, 2001.

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and purchased intangible assets for the three months ended March 31, 2001, was $9.1 million as compared to $226,000 for the three months ended March 31, 2000. The goodwill and purchased intangible assets were the result of three purchase business combinations. One purchase was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the PEAK and ACT Networks acquisitions in 2000. We are amortizing the goodwill and purchased intangible assets using the straight-line method over periods ranging from three to five years from the dates of acquisition.

Status of R&D Projects Acquired From ACT Networks

      We believe that the projections used in performing valuations with respect to the research and development projects acquired from ACT Networks are still materially valid, however, there can be no assurance that the projected results will be achieved. We expect to continue the development of each project not yet completed and believe that there is a reasonable chance of successful completion. However, if we do not successfully deploy commercially accepted technology or products based on the IPRD, our operating results could be adversely affected in future periods. Additionally, the value of other intangible assets could become impaired. There has been no change in expected costs through March 31, 2001. The following list provides the information regarding the status of research and development projects at the date of acquisition:

	Estimated Costs
	to Complete	Expected	Expected
	at Time of	Costs at	Date of
	Acquisition	Completion	Completion

	(In millions)
NetPerformer	$3.9	$3.9	Q3 2001
SX-10	$0.8	$0.8	Q4 2001
DynaStar	$0.8	$0.8	Q2 2001

Other Income, Net

      Other income, net was $2.8 million in the three months ended March 31, 2001, as compared to $4.1 million in the three months ended March 31, 2000. The other income was primarily attributable to interest income earned on our cash, cash equivalents and other investments from the funds raised in our initial and secondary public offerings and acquisitions. Interest income in the first quarter of 2001 reflects lower cash and investment balances compared to the three months ended March 31, 2000, as well as a charge for impaired investments of $650,000. We expect interest income to decrease in the remaining quarters of 2001 as cash resources are invested in working capital and capital expenditures.

Provision for Income Taxes

      The provision for income taxes of $165,000 for the three months ended March 31, 2001, and $25,000 for the three months ended March 31, 2000 consist principally of foreign income tax provided on the profits attributable to the Company’s foreign operations. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

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

      Net cash used in operating activities was $20.4 million in the three months ended March 31, 2001, compared to net cash of $1.6 million provided by operating activities during the same period of 2000. The net cash used in operating activities in 2001 was principally the result of a net loss of $52.3 million an increase in inventories of $9.8 million, and a decrease in deferred revenue of $2.3 million, which was partially offset by adjustments for amortization and depreciation of $16.4 million, investment impairment of $650,000, an increase in customer advances of $16.5 million, a decrease in accounts receivable of $4.0 million, and an increase in accounts payable and accrued liabilities of $6.2 million. Amortization expense has increased significantly as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. The increase in accounts payable and accrued liabilities primarily resulted from increases in inventories and, to a lesser extent, increases in operating expense levels, in both cases associated with the higher anticipated revenues than the level of the restated revenue. The increase in inventories was in anticipation of expected growth in product revenue. The decrease in deferred revenue resulted from decreases in amounts deferred for maintenance revenue. The increase in customer advances resulted from our receipt of funds from customers that we now believe may be subject to refund, because of (i) a purported return right or (ii) the customer has not accepted possession of certain products. Accounts receivable decreased as a result of a decrease in revenues.

      Net cash provided by operating activities was $1.6 million in the first quarter of 2000, compared with $4.0 million used in operating activities in the same period in 1999. Net cash provided by operating activities for the first quarter of 2000 was attributable primarily to a net loss of approximately $1.4 million, which was more than fully offset by depreciation of $1.7 million, amortization of $1.6 million, a decrease in accounts receivable of $1.8 million, a decrease in prepaid expenses and other current assets of $624,000, and an increase in customer advances of $1.2 million. These amounts were partially offset by an increase in inventories of $1.5 million, decreases in accounts payable and accrual liabilities of $957,000, and a decrease in deferred revenue of $1.5 million. The increase in inventory for the first quarter was primarily in anticipation of expected growth in product revenue as well as a greater need for evaluation units. The decrease in accounts receivable for the first quarter of 2000 is primarily the result of collection of aged receivable balances.

      Net cash from investing activities was approximately $22.8 million in the first three months of 2001 as compared to $14.9 million used in investing activities for the same period in 2000. For the first three months of 2001, $41.9 million of cash from investing activities resulted from the sale and maturity of investments, net of purchases, as compared to $11.4 million invested in the purchase of investment securities net of sales and maturities during the same period in 2000. Cash used in investing activities during the first quarter of 2001 included a note receivable of $5.0 million from a leasing company that, as of the date of this filing, we have acquired. Cash used in investing activities also includes purchases of property and equipment and expenditures on leasehold improvements totaling $14.2 million, which were based on anticipated higher current period revenue and higher revenue growth. Cash used for the purchase of property and equipment for the three months ended March 31, 2000, was $3.5 million.

      Net cash from financing activities was $252,000 in the three months ended March 31, 2001 as compared to $1.0 million for the same period in 2000. The cash provided by financing activities was solely from the exercise of employee stock options.

      As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we anticipate continued spending on capital expenditures and lease commitments during the remainder of 2001 at rates consistent with expenditures during the first quarter of 2001. We may also establish additional operations as we continue to expand globally.

      On March 31, 2001, our cash, cash equivalents and short-term investment balance was $221.1 million, which we believed would be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $180 million at March 31, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

      We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of $13.8 million at March 31, 2001. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. During the three months ended March 31, 2001, we recorded impairment losses of $650,000 on investments.

CLARENT CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARENT CORPORATION

By:	/s/ JOHN J. O’SHEA

John J. O’Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2002