Form 10-Q/A
period 2001-06-30
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

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

     Yes ☑          No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 40,685,480 at July 31, 2001.

This report consists of 29 pages of which this page is number 1.

EXPLANATORY NOTE

      This amendment on Form 10-Q/ A amends Items 1, 2 and 3 of Part I and Item 1 of Part II of the Quarterly Report of Clarent Corporation (the “Company”) on Form 10-Q previously filed for the quarter ended June 30, 2001 (the “Prior Report”). Subsequent to the issuance of the Company’s financial statements on the Prior Report, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This amendment is filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the quarter ended June 30, 2001 are more fully described in Notes 1 and 9 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Notes 15 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements.

      Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Statements used in this Form 10-Q/ A containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, and (ii) “knowledge,” and words of similar import, are used to refer to conditions existing on the filing date of this Form 10-Q/ A. Except as specifically indicated above, no other information included in the Prior Report on Form 10-Q is amended by the Form 10-Q/ A and such information remains as of the date of the Prior Report. We direct you to refer to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for more current information regarding Clarent, including “Risk Factors that May Impact Future Operating Results.”

CLARENT CORPORATION

FORM 10-Q/ A INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CLARENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$121,620	$185,627
Restricted cash	10,000	—
Short-term investments	17,945	74,987
Accounts receivable, gross	16,527	28,142
Receivables allowance	(5,548)	(6,973)

Accounts receivable, net	10,979	21,169
Inventories	28,706	17,662
Prepaid expenses and other current assets	13,173	5,942

Total current assets	202,423	305,387
Investments	11,002	14,479
Property and equipment, net	52,288	36,938
Goodwill, net	78,836	93,644
Purchased intangible assets, net	33,266	38,057
Deferred tax assets	14,852	14,534
Other assets	4,726	4,517
Note receivable from a leasing company	5,000	—

Total assets	$402,393	$507,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$10,014	$—
Accounts payable	24,549	14,337
Deferred revenue	5,510	8,528
Accrued liabilities	12,480	14,827
Compensation related accruals	7,159	7,948
Customer advances	9,211	2,551
Restructuring and merger related accrual	10,901	6,248

Total current liabilities	79,824	54,439
Deferred tax liabilities	14,920	14,534
Restructuring accrual — long term	6,795	—
Stockholders’ equity:
Common stock	585,247	583,328
Deferred compensation	(5,795)	(9,740)
Accumulated other comprehensive loss	(981)	(326)
Accumulated deficit	(277,617)	(134,679)

Total stockholders’ equity	300,854	438,583

Total liabilities and stockholders’ equity	$402,393	$507,556

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Restated)	(Restated)	(Restated)	(Restated)
Net revenue:
Product and software	$12,971	$17,428	$29,595	$37,913
Service	4,641	3,058	9,023	5,563

Total net revenue	17,612	20,486	38,618	43,476
Cost of revenue:
Product and software	31,841	8,614	47,262	16,013
Service	5,048	2,080	8,296	3,718

Total cost of revenue	36,889	10,694	55,558	19,731

Gross profit (loss)	(19,277)	9,792	(16,940)	23,745
Operating expenses:
Research and development	16,475	5,566	31,233	9,906
Sales and marketing	24,801	11,819	49,626	22,874
General and administrative	5,739	2,866	12,262	5,307
Amortization of deferred compensation and other stock compensation charges	2,162	932	4,182	2,310
Amortization of goodwill and other intangibles	9,108	225	18,217	451
Restructuring costs	14,141	—	14,141	—

Total operating expenses	72,426	21,408	129,661	40,848

Loss from operations	(91,703)	(11,616)	(146,601)	(17,103)
Other income, net	1,214	4,399	3,988	8,514

Loss before provision for income taxes	(90,489)	(7,217)	(142,613)	(8,589)
Provision for income taxes	(160)	(259)	(325)	(284)

Net loss	$(90,649)	$(7,476)	$(142,938)	$(8,873)

Basic and diluted net loss per share	$(2.25)	$(0.23)	$(3.58)	$(0.28)

Shares used to compute basic and diluted net loss per share	40,258	32,934	39,941	32,174

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

	(Restated)	(Restated)
Operating activities:
Net loss	$(142,938)	$(8,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,139	3,481
Amortization of goodwill and other intangibles	19,599	451
Amortization of deferred compensation and other stock compensation charges	4,182	2,310
Impairment of investments	2,768	—
Changes in operating assets and liabilities:
Accounts receivable	10,154	3,303
Inventories	(11,140)	(7,490)
Prepaid expenses and other current assets	(7,232)	(62)
Other assets	(208)	(1,645)
Accounts payable, compensation related accruals and accrued liabilities	7,090	8,772
Customer advances	6,660	877
Deferred taxes	68	—
Deferred revenue	(3,018)	53
Restructuring and merger related accrual	11,448	—

Net cash provided by (used in) operating activities	(92,428)	1,177

Investing activities:
Purchases of short-term investments	(30,971)	(80,836)
Purchases of long-term investments	(2,291)	—
Restricted cash	(10,000)	—
Sale and maturities of investments	87,992	45,609
Sale of long term investments	3,000	—
Note receivable from a leasing company	(5,000)	—
Purchases of property and equipment	(25,771)	(8,443)

Net cash provided by (used in) investing activities	16,959	(43,670)

Financing activities:
Proceeds from line of credit	10,000	—
Proceeds from issuance of common stock	1,682	2,872

Net cash provided by financing activities	11,682	2,872

Effect of exchange rate changes on cash and cash equivalents	(220)	54

Net decrease in cash and cash equivalents	(64,007)	(39,567)
Cash and cash equivalents at beginning of period	185,627	238,724

Cash and cash equivalents at end of period	$121,620	$199,157

Supplemental disclosure of non-cash activities:
Preferred stock received in exchange for settlement of accounts receivable	$—	$1,500

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2001 (restated) and for the three and six months ended June 30, 2001 (restated) and June 30, 2000 (restated) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000, as amended in connection with the restatement of the Company’s financial statements. Certain prior period balances have been reclassified to conform to current period presentation.

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

      The following tables summarize the effects of the restatement for the quarterly period ended June 30, 2001.

      Condensed Consolidated Statements of Operations Data (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	As Reported	As Restated	As Reported	As Restated

Total revenue	$63,152	$17,612	$124,344	$38,618
Gross profit (loss)	30,603	(19,277)	73,310	(16,940)
Loss from operations	(44,087)	(91,703)	(60,504)	(146,601)
Net loss	(41,567)	(90,649)	(55,531)	(142,938)
Basic and diluted loss per share	$(1.03)	$(2.25)	$(1.39)	$(3.58)

      Condensed Consolidated Balance Sheets Data (in thousands):

	June 30, 2001

	As Reported	As Restated

Cash and cash equivalents	$158,109	$121,620
Accounts receivable, net	99,204	10,979
Inventories	33,663	28,706
Prepaid expenses and other current assets	17,146	13,173
Total current assets	336,067	202,423
Investments	12,370	11,002
Property and equipment, net	51,980	52,288
Deferred tax assets	16,306	14,852
Other assets and note receivable from leasing company	13,359	9,726
Total assets	542,183	402,393
Deferred revenue	23,844	5,510
Accrued liabilities, compensation related accruals and customer advances	25,439	28,850
Restructuring and merger related accrual	5,011	10,901
Total current liabilities	88,857	79,824
Total stockholders’ equity	431,611	300,854
Total liabilities and stockholders’ equity	542,183	402,393

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

2.     FINANCIAL INSTRUMENTS

      Available-for-sale securities are carried at fair value, with the unrealized gains or losses reported as a separate component of stockholder’s equity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were immaterial for the six months ended June 30, 2001.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

3.     INVENTORIES

      Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

	(Restated)	(Restated)
Raw materials	$16,227	$10,901
Work-in-process	110	83
Finished goods	12,369	6,678

	$28,706	$17,662

      Inventory charges totaling $21.9 million and $29.3 million were taken during the three and six months ended June 30, 2001, respectively, reflecting excess inventories resulting from changes in forecasted demand, the Company’s decision to discontinue certain products, the write-down of leased inventory and product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, and for which the inventory is not expected to be recoverable.

4.     INVESTMENTS

      The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. Except for a $1.5 million investment received in settlement of accounts receivable during 2000, all of the Company’s investments are valued at the cash paid for the equity received, net of impairment losses. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. During the first half of 2001, the Company recorded impairment losses of $2.8 million.

      Through June 30, 2001, the Company had invested $6.8 million in a venture capital management fund. The Company is committed to invest an additional $8.2 million in the venture capital management fund in future periods as to be determined by the fund manager. This investment is recorded at cost as the Company has virtually no influence over the operating and financial policies of the fund.

5.     COMPREHENSIVE LOSS

      The Company’s total comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(90,649)	$(7,476)	$(142,938)	$(8,873)
Other comprehensive income (loss):
Translation adjustments	(373)	(114)	(634)	(21)
Unrealized gain (loss) on investments	(14)	16	(21)	(29)

Comprehensive loss	$(91,036)	$(7,574)	$(143,593)	$(8,923)

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

6.     STOCKHOLDERS’ EQUITY

      On January 31, 2001, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”) by 987,966, or 2.5% of the Company’s outstanding shares measured as of that date. This increase was in accordance with the provisions of the 1999 Plan. On June 7, 2001, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares authorized for issuance by 1,000,000 shares from 17,780,431 shares to 18,780,431.

      On February 14, 2001, the Company cancelled outstanding options for approximately 2.9 million shares of common stock under an Option Cancellation and Regrant program for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire if unexercised on November 15, 2001.

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

7.     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony, systems. Net revenue for non-U.S. locations is substantially the result of export sales from the U.S. Net revenue by geographic region based on customer location was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Restated)	(Restated)	(Restated)	(Restated)
Net revenue by geographic region:
United States	$4,066	$4,411	$11,999	$14,234
Other Americas	1,571	3,028	2,724	3,677
Europe, Middle East and Africa	7,823	4,724	13,116	10,544
Asia Pacific	4,152	8,323	10,779	15,021

Total	$17,612	$20,486	$38,618	$43,476

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands, except per share amounts)
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net loss	$(90,649)	$(7,476)	$(142,938)	$(8,873)

Denominator:
Weighted average shares outstanding	40,258	33,075	39,941	32,483
Less shares subject to repurchase	—	(141)	—	(309)

Denominator for basic net loss and diluted net loss per share	40,258	32,934	39,941	32,174

Basic and diluted net loss per share	$(2.25)	$(0.23)	$(3.58)	$(0.28)

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      As a result of its remarketing obligations to Clarent Finance, the Company defers the recognition of all revenue and thereby establishes a liability for all amounts to be earned from leasing arrangements with Clarent Finance. At September 30, 2001, the Company’s recorded liability approximated its obligation under the remarketing agreement. As of September 30, 2001 operating expenses for Clarent Finance had been immaterial.

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

10.     LINE OF CREDIT

      During June 2001, the Company obtained a $10.0 million line of credit with a financial institution to provide working capital for the Company. The entire balance had been borrowed and remained outstanding at June 30, 2001. The interest rate on this credit facility is variable and is equal to the prime rate (6.75% at June 30, 2001). Under the terms of this arrangement, the Company must maintain a restricted cash balance of $10.0 million until the line is converted to a receivables backed facility. The line of credit expires on June 30, 2002.

11.     INCOME TAXES

      The provision for income taxes of $160,000 and $325,000 for the three and six months ended June 30, 2001, respectively, consist of foreign income tax provided on the profits attributable to the Company’s foreign operations. The Company’s effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

12.     RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”), as amended by SFAS 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted SFAS 133, beginning January 1, 2001, which did not have an impact on the Company’s results of operations or financial condition as the Company held no derivative financial instruments and did not engage in hedging activities.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for all business combinations and eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial conditions or results of operations.

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives and requires such assets to be reviewed at least annually for impairment. SFAS 142 also includes provisions on the identification of intangible assets, reclassification of certain intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangibles. The Company will apply SFAS 142 beginning in the first quarter of 2002. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial conditions or results of operations.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard, and as such, it is possible that its adoption could have a material effect on its financial condition or results of operations.

      In August 2001, the FASB issued SFAS 144, “Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and provides a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard, and as such, it is possible that its adoption could have a material effect on its financial condition or results of operations.

13.     RESTRUCTURING AND MERGER RELATED ACCRUALS

      On August 10, 2000, the Company acquired ACT Networks, Inc. (“ACT Networks”), a leading provider of multi-service access and voice/data integration products that enable the convergence of voice, video and data onto one managed network. In accordance with a plan that existed at the time of the acquisition, the Company established $6.2 million in accruals for merger related restructuring costs. At June 30, 2001, $5.9 million in accruals related to the ACT Networks acquisition remained. These accruals include $4.0 million for the costs of exiting non-cancelable operating leases for the Calabasas, California manufacturing facility, $1.3 million for involuntary employee termination costs related to duplicative management personnel in the ACT Network organization, $933,000 in fixed assets disposition costs for disposal of manufacturing equipment and leasehold improvements in the Calabasas facility. These costs relate to the plan to exit the manufacturing activities at the Calabasas facility through discontinuation of certain product lines and the outsourcing of manufacturing for the remaining products. The Company has outsourced the enterprise products to a contract manufacturer and ceased production at the Calabasas facility at the end of the second quarter of 2001. The Company is disposing of the remaining manufacturing equipment.

      On May 14, 2001, the Company announced a reduction in workforce of approximately 10% and a streamlining of its operations to achieve cost savings and operating efficiencies in accordance with previously stated goals. The Company recorded a restructuring charge related to the reduction in workforce and excess facilities of approximately $14.1 million in the second quarter of 2001. This charge includes $3.3 million of severance and other employee related costs for approximately 90 employees and 20 contractors and an accrual of $10.8 million for losses associated with an excess facility space. At June 30, 2001, the remaining restructuring accrual was $11.8 million. During the quarter ended June 30, 2001, approximately $1.7 million in severance and other employee related costs and $560,000 in excess facility costs had been paid. The entire $14.1 million charge is expected to be paid in cash through July 2006.

14.     CUSTOMER ADVANCES

      As of June 30, 2001, the Company received funds totaling $9.2 million from certain customers in the Asia-Pacific region. These payments are currently recorded as customer advances. These advances consist of funds received from customers, and the Company now believes that these funds may be subject to refund, because (i) the Company is aware of a purported return right with respect to certain products or (ii) the customer has not accepted possession of certain products.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

15.     LITIGATION

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

      The Company intends to defend itself vigorously against these allegations. However, the ultimate outcome of this matter cannot presently be determined.

16.     SUBSEQUENT EVENTS

     Restructuring

      On July 19, 2001, the Company announced that it will refine its focus on the “last mile” or local access market, and that in connection with this sharpened focus, the Company adopted a functional organizational structure. As a result, the Company announced the reduction of its workforce by approximately 27%. As of the date of the Prior Report, an estimate of the costs associated with this restructuring had not been determined.

     Convertible Promissory Note

      In June and July 2001, the Company transferred approximately $37.6 million to two value-added service provider partners in the Asia-Pacific region. This transfer was in violation of the Company’s financial control procedures and was not reported to appropriate personnel within the Company. After transfer of these funds, the Company received a convertible promissory note from Articula and Great MinCom in the amount of $37.6 million (bearing interest of 5.0% per annum from July 25, 2001 and due in January 2002). At the same time as the execution of the $37.6 million convertible promissory note, the Company entered into a Strategic Partner Agreement with Articula and Great MinCom as of July 25, 2001, pursuant to which Articula and Great MinCom, among other things, agreed to provide sales and marketing support to the Company and to use the Company as their exclusive supplier of VoIP products.

      As a result of its investigation, the Company now believes the two service providers used the transfers to provide cash to certain customers which the Company now believes may have been used to allow the customers to purchase Company products. As a result, the Company reversed all revenue associated with the

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

product’s original sale and expensed the associated inventory in the same period that the revenue was originally recognized because it is not believed to be recoverable and, for accounting purposes only, recorded any payment associated with the reversed revenue transactions as a reduction in the notes receivable balances. Remaining notes receivable balances of approximately $8.2 million were provided for by charges to other expense during the third quarter of 2001 due to the doubtful probability of collection. Although accounted for as described above, as of the date of this filing, the notes remain outstanding and unpaid. The Company reserves its rights to pursue collection of the entire principal balance plus accrued interest for each of the loans and the Bid Deposit amounts, in addition to other remedies or actions available to the Company.

     Litigation

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

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

Results of Operations

      The following table presents certain consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Restated)	(Restated)	(Restated)	(Restated)
As a percentage of net revenue:
Product and software	74%	85%	77%	87%
Service	26	15	23	13

Total net revenue	100	100	100	100
Cost of revenue:
Product and software	181	42	122	37
Service	28	10	22	8

Total cost of revenue	209	52	144	45

Gross profit (loss)	(109)	48	(44)	55
Operating expenses:
Research and development	94	27	81	23
Sales and marketing	141	58	128	53
General and administrative	33	14	31	12
Amortization of deferred compensation	12	5	11	5
Amortization of goodwill and other intangibles	52	1	47	1
Restructuring costs	80	—	37	—

Total operating expenses	412	105	335	94

Loss from operations	(521)	(57)	(379)	(39)
Other income, net	7	22	10	20

Loss before provision for income taxes	(514)	(35)	(369)	(19)
Provision for income taxes	(1)	(1)	(1)	(1)

Net loss	(515)%	(36)%	(370)%	(20)%

Net Revenue

      Net revenue decreased 14% to $17.6 million in the three months ended June 30, 2001 from $20.5 million in the three months ended June 30, 2000. Net revenue for the six months ended June 30, 2001 decreased by 11% to $38.6 million from $43.5 million for the same period in 2000. The decrease in product and software sales of 26% to $13.0 million in the three months ended June 30, 2001, from $17.4 million in the three months ended June 30, 2000, and the decrease of 22% to $29.6 million in the six months ended June 30, 2001, from $37.9 million in the six months ended June 30, 2000, was primarily attributable to a decrease in sales in the Asia-Pacific region and to a lesser degree, domestically. The decrease in product and software sales is attributable to the continuing weakness of global economic conditions, including, in particular, the downturn of the telecommunications market, resulting in a significant decline in capital expenditures by our customers offset in part by revenues from a suite of products acquired from ACT Networks in August 2000. Service revenue from maintenance and support increased by 52% and 62% to $4.6 million and $9.0 million in the three and six months ended June 30, 2001, from $3.1 million and $5.6 million for the three and six months ended June 30, 2000. The increase in service revenue is attributable to an increase in the customer base utilizing support contracts. Grintek Telecom accounted for 10% or more of net revenue in the six months ended June 30, 2001.

Cost of Revenue

      Cost of revenue increased approximately 245% and 182% to $36.9 million and $55.6 million in the three and six months ended June 30, 2001, from $10.7 million and $19.7 million in the three and six months ended June 30, 2000. Product and software costs increased by 270% and 195% to $31.8 million and $47.3 million in the three and six months ended June 30, 2001, from $8.6 million and $16.0 million in the same periods of 2000. Service costs increased by 143% and 123% to $5.0 million and $8.3 million in the three and six months ended June 30, 2001, from $2.1 million and $3.7 million in the same periods of 2000, due to the increases in technical support personnel to service an anticipated increased customer base.

      Gross margin decreased to a negative 109% and a negative 44% for the three and six months ended June 30, 2001, compared to 48% and 55% for the corresponding periods in 2000. For the three and six months ended June 30, 2001, the decrease in gross margin resulted largely from the $11.4 and $18.8 million of product cost associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable because we now believe that these customers indirectly used Company funds for the purchase of our products and, to a lesser degree, because certain customers purportedly had return rights for such products. We now believe such products, once delivered to the customer, will probably not be recoverable. In addition, a significant part of the drop in gross margin was attributable to $6.1 million of inventory write-downs for the discontinuance of a product line and for the write-down of excess requirements for certain products. The decrease in gross margin was also the result of a higher rate of increase in costs associated with increased headcount as compared to the rate of increase of revenue for the period. Our gross margin has also been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures and rapid technological changes that we expect to continue.

      We also experienced a negative impact on gross margin as compared to prior periods from the introduction of new hardware and software products and new versions of existing products. We expect gross margin to be positively affected by a decrease in expenses, expected to result from reductions in our headcount, but adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which may result in lower gross margins.

Research and Development Expenses

      Research and development expenses increased 196% and 215% to $16.5 million and $31.2 million in the three and six months ended June 30, 2001, from $5.6 million and $9.9 million in the three and six months ended June 30, 2000, respectively. Research and development expenses increased as a percentage of revenue to 94% and 81% for the three and six months ended June 30, 2001, from 27% and 23% in the three and six months ended June 30, 2000, respectively. The increases in research and development expenses both in absolute dollars and as a percentage of revenue from period to period, were attributable primarily to increases in the number of research and development employees to 319 at June 30, 2001 from 113 at June 30, 2000 in anticipation of higher current period revenue and higher revenue growth.

Sales and Marketing Expenses

      Sales and marketing expenses increased 110% and 117% to $24.8 million and $49.6 million in the three and six months ended June 30, 2001 from $11.8 million and $22.9 million in the three and six months ended June 30, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and increased public relations and other promotional expenses. Sales and marketing expenses as a percentage of revenue increased to 141% and 129% for the three and six months ended June 30, 2001 from 58% and 53% in the three and six months ended June 30, 2000. The increase in sales and marketing costs as a percentage of revenue is attributable to the growth rate of sales and marketing expenses compared to a decrease in net revenue for the period as we added sales and marketing personnel and spending on promotional activities in anticipation of higher current period revenue and higher revenue growth.

General and Administrative Expenses

      General and administrative expenses increased 100% and 131% to $5.7 million and $12.3 million in the three and six months ended June 30, 2001, from $2.9 million and $5.3 million in the three and six months ended June 30, 2000. General and administrative expenses as a percentage of revenue increased to 33% and 31% for the three and six months ended June 30, 2001, from 14% and 12% for the three and six months ended June 30, 2000. The absolute dollar increase in general and administrative expenses from period to period was largely attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. The general and administrative employee headcount increased to 148 at June 30, 2001, as compared to 79 at June 30, 2000.

Amortization of Deferred Compensation

      For the three and six months ended June 30, 2001, amortization of deferred compensation was $2.2 million and $4.2 million as compared to $932,000 and $2.3 million in the three and six months ended June 30, 2000. Amortization of deferred compensation resulted from the grant of stock options to purchase common stock at prices below the deemed fair value as well as the assumption of stock options through acquisitions at prices below the deemed fair value of our common stock. The increase in amortization of deferred compensation for the three and six months periods of 2001, as compared to the same periods of 2000, was a result of our business acquisitions in the third quarter of 2000. The deferred compensation is being amortized using the graded method over the vesting period of the stock options.

      On February 14, 2001, we cancelled outstanding options for approximately 2.9 million shares of common stock under an Option Cancellation and Regrant program for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares will vest in full on August 15, 2001 and will expire unexercised on November 15, 2001.

Amortization of Goodwill and Other Intangibles

      Amortization of goodwill and purchased other intangible assets for the three and six months ended June 30, 2001 was $9.1 million and $18.2 million as compared to $225,000 and $451,000 for the three and six months ended June 30, 2000. The goodwill and purchased intangible assets were the result of three purchase business combinations. One purchase was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the PEAK Software Solutions, Inc. and ACT Networks, Inc. (“ACT Networks, Inc.”) acquisitions in 2000. We are amortizing the goodwill and purchased intangible assets using the straight-line method over periods ranging from three to five years from the dates of acquisition. Beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $29.7 million ($0.74 per share) per year.

Status of R&D Projects Acquired From ACT Networks

      As of the date of the Prior Report, we believed that the projections used in performing valuations with respect to the research and development projects acquired from ACT Networks remained materially valid, however, there can be no assurance that the projected results will be achieved. As of the date of the Prior Report, we expected to continue the development of each project not then completed with the exception of the DynaStar project and believed that there was a reasonable chance of successful completion. However, if we do not successfully deploy commercially accepted technology or products based on the Intellectual Property Research and Development, our operating results could be adversely affected in future periods. Additionally, the value of other intangible assets could become impaired. During July 2001, we announced a restructuring and as part of this restructuring plan the DynaStar project has been discontinued. The impairment of the intangible assets will be recognized in the third quarter of 2001.

      The following list provides the information regarding the status of research and development projects at the date of acquisition. There has been no change in expected costs through June 30, 2001 with the exception of the DynaStar project, which has been discontinued:

	Estimated Costs
	to Complete at	Expected
	Time of	Costs at	Expected Date of
	Acquisition	Completion	Completion

	(in millions)
NetPerformer	$3.9	$3.9	Q3 2001
SX-10	$0.8	$0.8	Q4 2001
DynaStar	$0.8	n/a	Discontinued

Other Income, Net

      Other income, net was $1.2 million and $4.0 million in the three and six months ended June 30, 2001 as compared to $4.4 million and $8.5 million in the three and six months ended June 30, 2000. The other income was primarily attributable to interest income earned on our cash, cash equivalents and other investments and a realized gain of $1.4 million on the sale of an equity investment. Interest income in the first half of 2001 reflects lower cash and investment balances as compared to 2000, as well as charges for impaired investments of $2.1 million and $2.8 million for the three and six months ended June 30, 2001. We expect interest income to decrease in the remaining quarters of 2001 as cash resources are invested in working capital and capital expenditures.

Provision for Income Taxes

      The provisions for income taxes of $160,000 and $325,000 for the three and six months ended June 30, 2001 and $259,000 and $284,000 for the three and six months ended June 30, 2000 consist of foreign income tax provided on the profits attributable to our foreign operations. Our effective tax rates differed from the combined federal and state statutory rates predominantly as a result of acquisition charges that were non-deductible for tax purposes.

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

      Net cash used in operating activities was $92.4 million in the six months ended June 30, 2001, compared to net cash of $1.2 million provided by operating activities in the same period of 2000. Net cash used in operating activities in 2001 was principally the result of a net loss of $142.9 million, an increase in inventories of $11.1 million, an increase in prepaid expenses and other current assets of $7.2 million, and a decrease in deferred revenue of $3.0 million, which was partially offset by adjustments for amortization and depreciation of $33.9 million, a decrease in accounts receivable of $10.2 million, an increase in accounts payable, compensation related accruals and accrued liabilities of $7.1 million, an increase in customer advances of $6.7 million, an increase in restructuring and merger related accruals of $11.4 million, and the non-cash impairment of investments of $2.8 million. Amortization expense has increased significantly as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. Accounts receivable decreased as a result of a decrease in revenue during 2001. The increase in inventory is primarily due to the anticipation of expected growth in product revenue. The increase in prepaid expenses and other current assets primarily resulted from loans to strategic partners that we now believe was used to pay us cash to purchase our products in a later period. The decrease in deferred product revenue was the result of decrease in revenue. The increase in accounts payable, compensation related accruals and accrued liabilities primarily resulted from increases in inventory and, to a lesser extent, increases in operating expenses, in both cases associated with the higher anticipated revenue levels. The increase in customer advances resulted from our receipt of funds from customers that we now believe may be subject to refund, because of (i) a purported return right or (ii) the customer has not accepted possession of certain products.

      Net cash provided by operating activities was $1.2 million in the six months ended June 30, 2000 compared to $8.3 million used in operating activities in the same period of 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was attributable to a net loss of $8.9 million which was more than fully offset by amortization of deferred compensation and goodwill of $2.8 million, depreciation of $3.5 million, a decrease in accounts receivable of $3.3 million, and increases in accounts payable, compensation related accruals and accrued liabilities of $8.8 million. Cash used in operating activities included cash used for increases in inventory of $7.5 million and other assets of $1.6 million. The increase in inventory during 2000 was primarily in anticipation of expected growth in product revenue. The increase in other assets in 2000 was primarily due to building lease deposits.

      Net cash from investing activities was approximately $17.0 million in the first six months of 2001 as compared to $43.7 million used in investing activities for the same period in 2000. For 2001, $57.7 million of cash from investing activities resulted from the sale and maturity of investments, net of purchases, as compared to $35.2 million invested in the purchase of investment securities, net of sales and maturities, during the same period in 2000. Cash used in investing activities during the six months ended June 30, 2001 included $10.0 million of restricted cash related to the Company’s line of credit and a note receivable of $5.0 million from a leasing company that, as of the date of this filing, we have acquired. Cash used in investing activities also includes purchases of property and equipment totaling $25.8 million, which was based on anticipated higher current period revenue and higher revenue growth. Cash used in investing activities for the six months ended June 30, 2000 included purchases of property and equipment totaling $8.4 million. In addition, in the first six months of 2001 $10.0 million in cash became restricted under a fully drawn line of credit.

      Net cash from financing activities was $11.7 million in the six months ended June 30, 2001, as compared to $2.9 million for the same period in 2000. The cash provided by financing activities during the six months ended June 30, 2001 included proceeds from a line of credit of $10.0 million and $1.7 million in proceeds from the exercise of employee stock options and employee stock purchase plans. The proceeds from employee stock plans accounted for $2.9 million from financing activities during the first six months of 2000.

      As of June 30, 2001, our principal commitments consisted of a secured line of credit and obligations outstanding under operating leases. We currently have no material commitments for capital expenditures.

      On June 30, 2001, our cash, cash equivalents, restricted cash and short-term investment balance exclusive of restricted cash was $139.6 million, which we believed would have been sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $100 million at June 30, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates increase.

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

      We have investments in equity securities of privately held companies for the promotion of business and strategic objectives of $11.0 million at June 30, 2001. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. During the six months ended June 30, 2001, we recorded impairment losses of $2.8 million on investments.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

      Our current litigation proceedings are described in Notes 15 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

CLARENT CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARENT CORPORATION

By:	/s/ JOHN J. O’SHEA

John J. O’Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:     May 8, 2002