Form 10-Q
period 2001-09-30
CLARENT CORP/DE
filed 2002-05-08
CIK 1068292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 000-26441

CLARENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0433687 (I.R.S. Employer Identification No.)

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

  Yes  ☐          No  ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 41,001,419 at December 31, 2001.

This report consists of 51 pages of which this page is number 1.

EXPLANATORY NOTE

      Subsequent to the issuance of Clarent Corporation’s (the “Company”) financial statements on its Quarterly Report on Form 10-Q previously filed for the quarter ended June 30, 2001, the Company discovered accounting and financial irregularities affecting such financial statements. Many of these irregularities related to revenue recognition and cash reporting arising primarily from operations in the Company’s Asia-Pacific regional office. The Company has determined that these irregularities require the restatement of certain of its previously issued financial statements. This Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is filed simultaneously with the filing of the Company’s restatement of its financial statements for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001, as well as for the year ended December 31, 2000. The circumstances necessitating the restatement and their effects for the quarter ended September 30, 2001 are more fully described in Notes 1 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the Company’s current litigation proceedings are described in Item 1 of Part II and Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements.

      Financial statement information and related disclosures included in this filing reflect, where appropriate, changes as a result of the restatement. Statements used in this Form 10-Q containing the words (i) “now,” “currently,” “present,” “to date,” and words of similar import, and (ii) “knowledge,” and words of similar import, are used to refer to conditions existing on the filing date of this Form 10-Q. We direct you to refer to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for more current information regarding Clarent, including “Risk Factors that May Impact Future Operating Results.”

CLARENT CORPORATION

FORM 10-Q INDEX

PART I.

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CLARENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$76,317	$185,627
Restricted cash	10,000	—
Short-term investments	9,959	74,987
Accounts receivable, gross	11,635	28,142
Receivables allowance	(2,827)	(6,973)

Accounts receivable, net	8,808	21,169
Inventories	11,351	17,662
Prepaid expenses and other current assets	3,547	5,942

Total current assets	119,982	305,387
Investments	6,890	14,479
Property and equipment, net	12,020	36,938
Goodwill, net	—	93,644
Purchased intangible assets, net	—	38,057
Deferred tax assets	—	14,534
Other assets	4,827	4,517
Note receivable from a leasing company	5,000	—

Total assets	$148,719	$507,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$9,964	$—
Accounts payable	10,593	14,337
Deferred revenue	4,069	8,528
Accrued liabilities	18,076	22,775
Customer advances	20,892	2,551
Restructuring and merger related accrual	11,045	6,248

Total current liabilities	74,639	54,439
Deferred tax liabilities	—	14,534
Restructuring accrual — long term	34,150	—
Contingencies
Stockholders’ equity:
Common stock	583,277	583,328
Deferred compensation	(1,644)	(9,740)
Accumulated other comprehensive loss	(861)	(326)
Accumulated deficit	(540,842)	(134,679)

Total stockholders’ equity	39,930	438,583

Total liabilities and stockholders’ equity	$148,719	$507,556

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Net revenue:
Product and software	$15,430	$23,218	$45,025	$61,131
Service	3,308	4,003	12,331	9,566

Total revenue	18,738	27,221	57,356	70,697
Cost of revenue:
Product and software	37,771	14,210	85,032	30,223
Service	3,429	2,176	11,725	5,894

Total cost of revenue	41,200	16,386	96,757	36,117

Gross profit (loss)	(22,462)	10,835	(39,401)	34,580
Operating expenses:
Research and development	14,759	8,414	45,992	18,320
Sales and marketing	17,881	15,255	67,507	38,129
General and administrative	7,952	5,092	20,214	10,399
Amortization of deferred compensation and other stock compensation charges	1,855	1,763	6,037	4,073
Amortization of goodwill and other intangibles	9,106	6,023	27,324	6,474
Impairment of goodwill and other intangibles	99,149	—	99,149	—
Impairment of property and equipment	40,518	—	40,518	—
Restructuring and merger related costs	36,009	1,386	50,150	1,386
Purchased in-process research and development	—	31,496	—	31,496

Total operating expenses	227,229	69,429	356,891	110,277

Loss from operations	(249,691)	(58,594)	(396,292)	(75,697)
Other income (expense), net	(13,128)	5,088	(9,140)	13,602

Loss before provision for income taxes	(262,819)	(53,506)	(405,432)	(62,095)
Provision for income taxes	(405)	(2)	(730)	(286)

Net loss	$(263,224)	$(53,508)	$(406,162)	$(62,381)

Basic and diluted net loss per share	$(6.45)	$(1.47)	$(10.11)	$(1.85)

Shares used in computing basic and diluted net loss per share	40,813	36,482	40,165	33,763

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

		(Restated)
Operating activities:
Net loss	$(406,162)	$(62,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and fixed asset impairment charges	15,678	6,081
Impairment of property and equipment	40,518	—
Amortization of deferred compensation and other stock compensation charges	6,037	4,073
Loss on property and equipment disposal	314	—
Amortization of goodwill and other intangibles	29,403	6,860
Purchased in-process research and development	—	31,496
Impairment of goodwill and other intangibles	99,149	—
Impairment of investments	8,880	—
Changes in operating assets and liabilities:
Accounts receivable	12,336	8,234
Inventories	6,276	(4,801)
Prepaid expenses and other current assets	1,145	(84)
Other assets	(310)	(1,339)
Accounts payable and accrued liabilities	(8,429)	(4,917)
Deferred revenue	(4,459)	(740)
Customer advances	18,341	7,164
Restructuring and merger related accrual	42,096	6,354

Net cash used in operating activities	(139,187)	(4,000)

Investing activities:
Purchases of short-term investments	(34,970)	(120,519)
Purchases of long-term investments	(3,041)	(15,250)
Sale and maturities of short-term investments	100,007	88,450
Restricted cash	(10,000)	—
Sale of long-term investments	3,000	—
Note receivable from a leasing company	(5,000)	—
Purchases of property and equipment	(31,997)	(19,026)
Acquisition of businesses, net cash acquired	—	33,316

Net cash provided by (used in) investing activities	17,999	(33,029)

Financing activities:
Proceeds from line of credit	10,000	—
Repayments of line of credit	(50)	—
Proceeds from issuance of common stock	2,007	5,369

Net cash provided by financing activities	11,957	5,369

Effect of exchange rate changes on cash and cash equivalents	(79)	(89)

Net decrease in cash and cash equivalents	(109,310)	(31,749)
Cash and cash equivalents at beginning of period	185,627	238,724

Cash and cash equivalents at end of period	$76,317	$206,975

Supplemental disclosure of non-cash activities:
Preferred stock received in exchange for settlement of accounts receivable	$—	$1,500
Issuance of common stock in connection with acquisition	$—	$194,412
Conversion of promissory notes into strategic investments	$1,250	$—

See accompanying notes to condensed consolidated financial statements.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of the Company as of September 30, 2001 and for the three-and nine-months ended September 30, 2001 and September 30, 2000 (restated) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the condensed consolidated financial statements include all adjustments that management considers necessary for a fair presentation of the results of operations for the interim periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The balance sheet at December 31, 2000 (restated) has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, as amended in connection with the restatement of the Company’s financial statements. Certain prior period balances have been reclassified to conform to current period presentation.

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

2.     SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

      Revenue is recognized at the time of shipment of the products when persuasive evidence of an arrangement exists, the fee is fixed and determinable, when no significant contractual obligations or acceptance terms, if any, remain outstanding and collection of the resulting receivable is deemed probable. Service revenue, which is substantially all maintenance revenue, is generally deferred and, in most cases, recognized when the services are performed. Maintenance revenue is recognized ratably over the service period obligations, which is typically one year. Cash payments received in advance of the recording of product or service revenue are recorded as customer advances. Amounts billed or received in advance of satisfying all revenue recognition criteria are classified as deferred revenue in the accompanying balance sheets.

Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investment securities with a maturity date from the date of purchase of three months or less to be cash equivalents, and investment securities with maturity from date of purchase of more than three months but less than one year to be short-term investments.

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

Concentrations of Credit Risk and Credit Evaluations

      Financial instruments, which subject the Company to concentrations of credit risk, primarily consist of cash, short and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents principally in domestic financial institutions of high-credit standing.

      The Company’s receivables are derived primarily from sales of software and hardware products and services to companies primarily in the domestic and international telecommunications arena. Approximately 19% of the accounts receivable at September 30, 2001 were from the Asia-Pacific region, 54% from Europe, Middle East and Africa and 27% from the Americas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenue. One customer accounted for 17% of net revenue for the nine months ended September 30, 2001.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

      The Company records an allowance for doubtful accounts based on estimates of potential uncollectability of its accounts receivables. The Company specifically analyzes its accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Historically, the Company has, from time to time, experienced material differences between its estimated allowance for doubtful accounts and actual results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

      Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventory which is obsolete or in excess of the Company’s forecasted usage is written down to its estimated market value based on assumptions about future demand and market conditions. See Note 4 “Inventories” for further discussion on charges incurred during the three and nine months ended September 30, 2001 and 2000.

Investments

      Long-term investments primarily consist of strategic investments of less than 20% equity interest in certain private companies. The Company does not have the ability to exercise significant influence over any of these companies, therefore these investments are recorded at cost and are accounted for under the cost method of accounting. Realized gains and losses are recorded in interest and other income when the related investments are sold. The Company’s long-term investments in privately held companies are regularly assessed for impairment through review of operations and indications of continued viability of such companies. The Company’s reviews of operations of these companies, to assess the carrying values of these investments, include evaluation of operating performance, financing status, liquidity prospects and cash flow forecasts. Impairment losses on these long-term investments are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary.

Property & Equipment, Goodwill and Intangible Assets

      Property and equipment are stated at the lower of cost or fair value. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives ranging from one to three years are used for computer equipment, purchased software, production and engineering equipment and five-year lives for office equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of five years or the remaining term of the applicable lease.

      Intangible assets consisted of the Company’s assembled workforce, customer base, purchased technology and goodwill related to the acquisitions of ACT Networks, Inc., PEAK Software Inc. and Global Media Concepts. These acquisitions were accounted for as purchases. Goodwill and other intangible assets are amortized, on a straight-line basis, over the estimated useful lives of the assets, which generally range from three to five years. Purchased in-process research and development, without alternative future use, was charged to operations at the date of acquisition.

      The Company records impairment losses on goodwill, intangible assets and fixed assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of such asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or a decision to abandon products, services or technologies. Measurement of fair value is based on discounted cash flows and utilizes the Company’s incremental borrowing rate. As of September 30, 2001, the Company has determined that all goodwill and other intangible assets and a substantial portion of its

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

fixed assets are impaired, and consequently has recorded an impairment charge to reduce the recorded value to fair value. See Note 6 “Impairment of Goodwill, Intangibles, and Property and Equipment” for further discussion.

Warranties

      The Company’s warranty policy generally states that the Company will provide warranty coverage, for a predetermined amount of time, on products for material and labor to repair and service the products. The Company records the estimated cost of warranty coverage upon product shipment. The estimated cost of warranty coverage is determined by the warranty term as well as the average historical warranty expense for a specific product. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty and installation liability may be required.

Recent Accounting Pronouncements

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

3.     FINANCIAL INSTRUMENTS

      Available-for-sale securities are carried at fair value, with the unrealized gains or losses reported as a separate component of stockholders’ equity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties. Realized gains and losses on sales of available-for-sale securities were not material for the nine months ended September 30, 2001.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

4.     INVENTORIES

      Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

		(Restated)
Raw materials	$8,992	$10,901
Work-in-process	—	83
Finished goods	2,359	6,678

	$11,351	$17,662

      Inventory charges totaling $27.5 million and $56.8 million were taken during the three and nine months ended September 30, 2001, respectively, reflecting excess inventories resulting from changes in forecasted demand, the Company’s decision to discontinue certain products, the write-down of leased inventory and product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable, and for which the inventory shipped is not expected to be recoverable.

5.     INVESTMENTS

      The Company invests in equity instruments of privately held companies for the promotion of business and strategic objectives. The Company has also invested in a venture capital management fund. These investments are recorded at their initial fair value, net of impairment losses. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. Through September 30, 2001, the Company had invested $7.5 million in a venture capital management fund. The Company is committed to investing an additional $7.5 million in the venture capital management fund through 2007.

      At September 30, 2001, the Company recorded impairment losses on strategic investments of $6.1 and $8.9 million for the three and nine months ended September 30, 2001, resulting in a net book value of $6.9 million. The losses represent the write-down of the Company’s carrying amount of these investments and were determined by considering, among other factors, the inability of the investees to obtain additional private financing, the suspension of one investee’s current operations, and the uncertain financial condition of the investees and the market in which they operate. As such, the Company believes the changes in the current market environment and decrease in the valuations of these companies are other than temporary, and it has written down the carrying value accordingly.

6.     IMPAIRMENT OF GOODWILL, INTANGIBLES AND PROPERTY AND EQUIPMENT

      The Company has evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill and tangible fixed assets, recorded on its balance sheet at September 30, 2001. Pursuant to accounting rules, the majority of goodwill is recorded based on stock prices at the time acquisition agreements are executed and announced. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with SFAS No. 121. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2001, the Company determined that due to the continuing downturn of the telecommunications market as well as the activities giving rise to, and the impact of, the restatement on the Company’s business, the carrying amounts of certain assets might be impaired. The Company then determined that the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

      During the quarter ended September 30, 2001, the Company recorded an impairment charge against the goodwill and intangibles associated with its business acquisitions of PEAK Software Solutions, Inc. and ACT Networks, Inc., acquired in 2000 due to circumstances described above. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets with some weighting attributed to a market based approach. The values assigned by the Company to the assets resulting from the impairment analysis were based upon established valuation techniques provided by an independent firm. The cash flow periods used were over 4.25 years including annual growth rates of 10% to 25%, a discount rate of 27% and a terminal value based upon a sales market multiple of 1.2. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values reflect management’s best estimates. The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with its operations. This resulted in a $99.1 million write-down of goodwill and other intangible assets and a $40.5 million write-down of property and equipment for the quarter ended September 30, 2001.

7.     RESTRUCTURING ACCRUAL

      In May 2001, the Company announced a restructuring program to prioritize its initiatives around high-growth areas of its business, reduce expenses, and improve efficiency. This restructuring resulted in part from the significant slowdown in the overall telecommunications market, as well as the Company’s plan to align its cost structure with anticipated revenues.

      The May 2001 restructuring plan resulted in a 10% reduction in the number of regular employees across all business functions, operating units, and geographic regions. All employees who have been included in the restructuring charge were identified, and the Company was able to estimate the aggregate severance benefits the Company would be providing in connection with the reduction in workforce. The Company recorded a restructuring charge related to the reduction in workforce and excess facilities of approximately $14.1 million in the second quarter of 2001. This charge includes $3.2 million of severance payments and other employee related costs for approximately 90 employees and 20 contractors, and an accrual of $10.9 million for losses associated with excess facility space.

      In July 2001, the Company announced an additional reduction of approximately 27% of its workforce. Additionally, the Company announced a further reduction of approximately 50% of the Company’s remaining workforce in September 2001 in order to align its cost structure with its anticipated revenues. The Company recorded a restructuring charge related to these reductions in workforce and excess facilities and equipment of approximately $37.0 million in the third quarter of 2001. This charge includes $5.7 million of severance payments and other employee related costs for approximately 290 employees, and $31.3 million for excess facility space. For the three and nine months ended September 30, 2001, the Company made payments of $6.4 million and $8.8 million for severance and other costs against the restructuring reserve.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity in the restructuring accrual for 2001 (in thousands):

			Other Employee
	Facility	Severance	Termination
	Closure Costs	Costs	Costs	Total

Restructuring reserve:
Balance at January 1, 2001	$—	$—	$—	$—
Accrued and expensed in Q2, 2001	10,902	2,600	639	14,141
Charged against accrual in Q2, 2001	(592)	(1,623)	(120)	(2,335)

Balance at June 30, 2001	10,310	977	519	11,806
Accrued and expensed in Q3, 2001	31,347	5,587	107	37,041
Charged against accrual in Q3, 2001	(756)	(5,629)	(40)	(6,425)

Balance at September 30, 2001	$40,901	$935	$586	$42,422

Short-term portion of restructuring accrual	6,751	935	586	8,272
Long-term portion of restructuring accrual	34,150	—	—	34,150

Total restructuring accrual	$40,901	$935	$586	$42,422

      At September 30, 2001, the remaining restructuring accrual was approximately $42.4 million. The remaining $42.4 million accrual is expected to be paid out through February 2011 as follows (in thousands):

	Employee Related	Facility Closure
Year	Commitments	Commitments

2001	$1,521	$1,688
2002	—	7,004
2003	—	5,197
2004	—	4,835
2005	—	3,365
Thereafter	—	18,812

	$1,521	$40,901

8.     MERGER COSTS

      In August 2000, the Company acquired ACT Networks, Inc., a leading provider of multi-service access and voice/ data integration products that enable the convergence of voice, video and data onto one managed network (the “Enterprise Products”). In accordance with a plan that existed at the time of the acquisition, the Company established accruals for merger related restructuring costs. At September 30, 2001, $2.8 million in accruals related to the ACT acquisition remained. These accruals include costs of exiting non-cancelable operating leases for the Calabasas, California manufacturing facility of $3.8 million as recorded at the date of the acquisition. During the three months ended September 30, 2001, the Company revised upwards its estimates of the likely sublease income from this facility and therefore recorded a reduction in the accrual of $1.0 million. This has been reflected as an offset to the restructuring expense recorded in the three months ended September 30, 2001. The Company has outsourced the manufacturing of the Enterprise Products to a contract manufacturer and ceased production at the Calabasas facility at the end of the second quarter of 2001. As of September 30, 2001, the Company was disposing of the remaining manufacturing equipment.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

9.     CUSTOMER ADVANCES

      As of September 30, 2001, the Company received funds totaling $20.9 million from certain customers in the Asia-Pacific region. These payments are currently recorded as customer advances. These advances consist of funds received from customers and the Company now believes that these funds may be subject to refund, because (i) the Company is aware of a purported return right with respect to certain products, (ii) the customer has not accepted possession of certain products or (iii) the funds may be subject to the payment of a guaranty obligation purportedly entered into by the Company for a loan to a customer, which the Company believes was used to purchase the Company’s products.

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

      The Company entered into a remarketing agreement with Clarent Finance in January 2001 to provide for the remarketing of certain equipment manufactured by the Company, purchased by Clarent Finance and leased to the Company’s customers. Under the terms of the remarketing agreement, if remarketing proceeds are insufficient to equal the remaining defaulted lessee obligation, the Company is obligated to either pay the remaining lessee obligation to Clarent Finance or apply the shortage as a credit on the next equipment lease purchase in the program. At September 30, 2001, finance receivables for Clarent Finance totaled $1.6 million.

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

      On March 29, 2002 the Company purchased Clarent Finance for $275,000 in the form of forgiveness of a receivable. The Company received approximately $3.4 million in cash and a lease portfolio of $1.8 million (of which the Company had previously recorded a liability under the remarketing agreement of $1.5 million as of September 30, 2001) and extinguished a note owed to the Company of $5.0 million.

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

11.     LINE OF CREDIT

      In June 2001 the Company obtained a $10.0 million line of credit with a financial institution to provide working capital for the Company. The entire balance had been borrowed and remained outstanding at September 30, 2001. The interest rate on this credit facility is variable and is equal to the prime rate (6.0% at September 30, 2001). Under the terms of this arrangement, the Company must maintain a restricted cash balance of $10.0 million until the line is converted to a receivables backed facility. The line of credit expires on June 30, 2002. As of the date of the filing of this report, there is no outstanding balance under this line of credit.

12.     STOCKHOLDERS’ EQUITY

      In January 2001, the Company increased the aggregate number of shares of common stock authorized for issuance under the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”) by 987,966 or 2.5% of the Company’s outstanding shares, measured as of that date. This increase was in accordance with the provisions of the 1999 Plan. On June 7, 2001, the Company’s stockholders approved an amendment to the 1999 Plan to increase the number of shares authorized for issuance by 1,000,000 shares from 17,780,431 shares to 18,780,431.

      On February 14, 2001, the Company cancelled approximately 2.9 million outstanding options under an Option Cancellation and Regrant program (the “Program”) for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares vested in full on August 15, 2001 and will expire on November 15, 2001 if they are unexercised. In addition, the Company granted replacement options to purchase approximately 916,000 shares of common stock to employees on August 17, 2001 at the fair market value of $6.30 per share under the Program. The options granted on August 17, 2001 vest ratably each month over a 24-month period, have a 10-year term and are subject to variable accounting.

      In February 2001, the Company adopted a Share Purchase Rights Plan designed to guard against abusive takeover tactics.

13.     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The Company operates in one industry segment. The Company designs, develops and sells Internet protocol telephony, or IP telephony systems. Net revenue for non-U.S. location is substantially the result of export sales from the U.S.

      Net revenue by geographic region based on customer location are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Net revenue by geographic region:
United States	$5,219	$10,610	$17,218	$24,844
Other Americas	873	4,319	3,597	7,996
Europe, Middle East and Africa	9,604	6,018	22,720	16,562
Asia Pacific	3,042	6,274	13,821	21,295

Total	$18,738	$27,221	$57,356	$70,697

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

14.     INCOME TAXES

      The provision for income taxes of $405,000 and $730,000 for the three and nine months ended September 30, 2001 consists of foreign income taxes provided on the profits attributable to the Company’s foreign operations. The Company’s effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

15.     NET LOSS PER SHARE

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

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Numerator:
Net loss	$(263,224)	$(53,508)	$(406,162)	$(62,381)

Denominator:
Weighted average shares outstanding	40,813	36,482	40,165	33,826
Less shares subject to repurchase	—	—	—	(63)

Denominator for basic and diluted net loss per share	40,813	36,482	40,165	33,763

Basic and diluted net loss per share	$(6.45)	$(1.47)	$(10.11)	$(1.85)

      In periods with a net loss, the Company excludes outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share were 1,317,000 and 2,100,000 for the three and nine months ended September 30, 2001, and 5,121,000 and 5,921,000 for the three and nine months ended September 30, 2000.

16.     COMPREHENSIVE LOSS

      The Company’s total comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
Net loss	$(263,224)	$(53,508)	$(406,162)	$(62,381)
Other comprehensive income (loss):
Translation adjustments	90	(116)	(544)	(137)
Unrealized gain (loss) on investments	30	9	9	(20)

Comprehensive loss	$(263,104)	$(53,615)	$(406,697)	$(62,538)

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

17.     COMMITMENTS

      At September 30, 2001 the Company had operating lease commitments of approximately $72.5 million that are due and payable through 2011. At September 30, 2001, the Company had expensed approximately $37.2 million that had been accrued as part of our restructuring and merger related accruals.

18.     LITIGATION

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

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

19.     SUBSEQUENT EVENTS

      On January 29, 2002, the Company was notified that its securities would be delisted by Nasdaq effective January 30, 2002 as a result of (i) its failure to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, (ii) the failure of its annual report on Form 10-K for the fiscal year ended December 31, 2000 to contain audited financial statements because its auditor, Ernst & Young LLP, informed the Company that its financial statements for the year ended December 31, 2000 should no longer be relied upon as a result of the matters which gave rise to the need for a special investigation, and for which the investigation and resulting restated financial statements were not complete, rendering the Company’s financial statements unaudited at that time, and (iii) public interest concerns related to the protection of the Company’s investors.

      In February 2002 the Company commenced a further reduction of its worldwide workforce by approximately 190 people to approximately 180 employees. This action is expected to result in a charge of approximately $3.0 million during the first quarter of 2002.

CLARENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      In January 2002, the Company engaged Regent Pacific Management Corporation, an international firm that specializes in the recovery and restructuring of under-performing companies and appointed Gary J. Sbona of Regent Pacific as chief executive officer. Mr. Sbona has also joined the Company’s board of directors and has been appointed the chairman of the board. On March 9, 2002, the Company appointed James B. Weil of Regent Pacific as president.

      On March 29, 2002 the Company purchased Clarent Finance, LLC for $275,000 in the form of forgiveness of a receivable. The Company received approximately $3.4 million in cash and a lease portfolio of $1.8 million, of which the Company had previously recorded a liability under a remarketing agreement of $1.5 million, and extinguished a note owed to the Company of $5.0 million.

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

•	We also determined that expenses were understated because certain payments or loans made from the Asia-Pacific regional office were effected in violation of our procedures and were not reported to the appropriate personnel within the Company. We believe that such payments or loans are not recoverable.

     Financial Condition:

•	Our cash position was overstated in the March 31, 2001 and June 30, 2001 financial statements because personnel in the Asia Pacific region transferred cash in violation of the our policies and procedures. These cash transfers were not reported to the appropriate personnel within the Company. As a result, the cash transfers were accounted for in improper periods. As of September 30, 2001, in the aggregate, there was no direct material impact on our cash position as a result of the improper recording of these transactions, including the cash transfers, although we had recorded liabilities of approximately $24 million associated with the irregularities giving rise to the restatement. As of the date of filing of this report, our cash position has been materially impacted by several factors, as discussed below.

•	The unauthorized transactions with third parties that appear to have used our funds to purchase our products had a material impact on our financial condition because of the expense of the inventory for which we will probably not be able to recover any value and the associated distribution costs.

•	Our primary source of liquidity is our operating cash flows, which have been disrupted by the activities giving rise to, and the impact of, the restatement as well as the downturn in demand for telecommunications equipment.

•	We suffered substantial operating losses due to the activities necessitating the restatement because we over-expanded our operating capacity and operating expenses in 2000 and the first two quarters of 2001. We increased our operating capacity based on forecasts that included revenue levels that we now know, based on the discovery of irregularities, were overstated, but which we believed at the time were appropriate.

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

      We direct you to refer to Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for more current information regarding the restatement.

Critical Accounting Policies

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. Such policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Revenue Recognition

      We derive our revenues from sale of our hardware, licenses of our software and the sale of professional services and technical support. Our product sales, including our license arrangements, do not provide for a right of return. Our license arrangements are perpetual licenses. We sell our products primarily through a direct sales force and distributors.

      We sell our hardware and software in bundled units and recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in SOP 97-2:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred,

•	the fee is fixed or determinable and

•	collectibility is probable.

      We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Our policy is to confirm each sale with a written contract or purchase order, which is signed by both the customer and us.

Delivery has occurred. Delivery has occurred when products have been shipped to the customer.

The fee is fixed or determinable. We do not provide customers the right to refund any portion of their purchases. If an arrangement is not considered fixed or determinable, revenue is recognized as payments become due.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. Customers are subjected to a credit review process, which evaluates the customers’ financial positions and ultimately their ability to pay. If we determine from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

      We allocate revenue on arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence, or VSOE. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have determined that we have sufficient VSOE to allocate revenue to maintenance and technical support services and professional services. We sell our professional services separately, and have established VSOE on this basis. VSOE for maintenance and technical support service is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from product sales upon delivery using the residual method in accordance with SOP 98-9. We defer fees for maintenance and technical support services and recognize them ratably over the term of the support period.

      Our professional services generally are not deemed essential to the functionality of the software. Our products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase our professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Products are billed separately and independently from professional services, which are generally billed on a time-and-materials basis. We generally recognize revenue from professional services as we perform the services.

      Deferred revenues generally result from the following: deferred technical support, cash received for professional services not yet rendered and product revenues deferred relating to arrangements where we have received cash and are required to deliver either unspecified additional products or specified upgrades for which we do not have VSOE.

     Inventories

      We record inventory write-downs for inventory obsolescence, for inventory in excess of requirements for six to nine months based on changes in forecasted demand, and for products which have reached the end of their life-cycle. We evaluate forecasted demand on a regular basis, evaluating product mix and sales history as well as projections for sales prepared by our sales force.

     Impairment of Goodwill, Intangibles and Property and Equipment

      We have evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill and tangible fixed assets, recorded on our balance sheet at September 30, 2001. Pursuant to accounting rules, the majority of goodwill is recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate.

      Periodically, we review our goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with SFAS No. 121. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, we write down the assets to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

      The values we assign to the assets resulting from the impairment analysis are based upon established valuation techniques provided by an independent firm. These valuation techniques are based on subjective estimates of duration of cash flow periods, annual growth rates, discount rates, and terminal values.

     Allowance for Doubtful Accounts

      Our customers are primarily telecommunication service providers and enterprises, as well as distributors who sell to these customers. Throughout 2001, the telecommunication industry has experienced a significant downturn, which has adversely impacted our customers. We record an allowance for doubtful accounts based on estimates of collectability of our accounts receivable balances. We specifically analyze our accounts receivable and historical bad debts, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We have, from time to time, experienced material differences between our estimated allowance for doubtful accounts and actual results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.

     Restructuring Liabilities

      We have estimated and accrued restructuring liabilities based on historical data on prior costs for such activities, together with assumptions on timeframes for such activities and specific actions necessary to complete such transitions. In connection with our 2001 restructuring activities, we recorded restructuring charges of $51.2 million, of which approximately $42.2 million is related to facility closure costs. This $42.2 million charge consists primarily of lease obligations net of expected sublease income. Our expected sublease income is based on information provided by independent real estate brokers. This estimate considers the timing and amount of future subleases of the properties. We currently have 307,000 square feet of excess facilities. Future restructuring costs incurred to exit facilities could vary from historical costs, assumptions on timeframes for subleasing facilities could change or it may be determined that different actions are necessary than those actions assumed to be necessary at the time of our original estimates, any of which could result in actual restructuring costs to exit certain facilities differing from our estimates. Any significant difference between our estimated restructuring liabilities and actual experience, or changes in our estimate, would be reflected in our reported operating expenses in the period we determine that there is such a difference or that we need to change our estimates.

Results of Operations

      The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Restated)		(Restated)
As a percentage of net revenue:
Product and software	82%	85%	79%	86%
Service	18	15	21	14

Total net revenue	100	100	100	100
Cost of revenue:
Product and software	202	52	148	43
Service	18	8	21	8

Total cost of revenue	220	60	169	51

Gross profit (loss)	(120)	40	(69)	49

Operating expenses:
Research and development	79	31	80	26
Sales and marketing	95	56	118	54
General and administrative	42	19	35	15
Amortization of deferred compensation and other stock compensation charges	10	6	11	6
Amortization of goodwill and other intangibles	49	22	48	9
Impairment of goodwill and other intangibles	529	—	173	—
Restructuring and merger related costs	192	5	87	2
Impairment of property and equipment	217	—	70	—
Purchased in-process research and development	—	116	—	44

Total operating expenses	1,213	255	622	156

Loss from operations	(1,333)	(215)	(691)	(107)
Other income (expense), net	(70)	18	(16)	19

Loss before provision for income taxes	(1,403)	(197)	(707)	(88)
Provision for income taxes	(2)	—	(1)	—

Net loss	(1,405)%	(197)%	(708)%	(88)%

Net Revenue

      Net revenue decreased 31% to $18.7 million in the three-months ended September 30, 2001 from $27.2 million in the three months ended September 30, 2000. Net revenue for the nine months ended September 30, 2001 decreased by 19% to $57.4 million from $70.7 million for the same period in 2000. The decrease in product and software sales of 34% to $15.4 million in the three months ended September 30, 2001 from $23.2 million in the three months ended September 30, 2000 and the decrease of 26% to $45.0 million in the nine months ended September 30, 2001 from $61.1 million in the nine months ended September 30, 2000 was primarily attributable to the continuing weakness of global economic conditions, including, in particular, the downturn of the telecommunications market, resulting in a significant decline in capital expenditures by our customers offset in part by revenues from a suite of products acquired from ACT Networks in August 2000. Service revenue from maintenance and support decreased by 17% to $3.3 million in the three months ended September 30, 2001 from $4.0 million in the same period in 2000.

      The decrease in service revenue is attributable to decreases in the sale of new support contracts resulting from decreased hardware and software sales. Service revenue from maintenance and support increased by 29% to $12.3 million in the nine months ended September 30, 2001 from $9.6 million in the same period in the prior year. This increase in service revenue is attributable to the renewal of support contracts with existing customers in the earlier part of 2001. One customer, Grintek Telecom, accounted for 17% of net revenues for the nine months ended September 30, 2001. No other customer individually accounted for 10% or more of net revenue during the nine months ended September 30, 2001. In subsequent quarters we expect revenues to substantially decline as a result of several factors including the downturn in the telecommunications market, as well as the activities giving rise to and the impact of the restatement.

Cost of Revenue

      Cost of revenue increased approximately 151% and 168% to $41.2 million and $96.8 million in the three and nine months ended September 30, 2001 from $16.4 million and $36.1 million in the three and nine months ended September 30, 2000. Product and software costs increased by 166% and 181% to $37.8 million and $85.0 million in the three and nine months ended September 30, 2001 from $14.2 million and $30.2 million, respectively, in the three and nine months ended September 30, 2000. Service costs increased by 58% and 99% to $3.4 million and $11.7 million in the three and nine months ended September 30, 2001 from $2.2 million and $5.9 million in the same periods in 2000, due to the increases in technical support personnel to service an anticipated increased customer base.

      Gross margin decreased to a negative 120% and a negative 69% for the three and nine months ended September 30, 2001 compared to a gross margin of 40% and 49% for the corresponding periods in 2000. A significant portion of the drop in gross margin for the three and nine months ended September 30, 2001 was attributable to a charge of $24.9 million and $31.0 million, respectively, for the write-down of excess and obsolete inventories. The excess inventories resulted from our significant reduction in forecasted demand, which we revised in connection with the restatement of our financial statements. For the nine months ended September 30, 2001, the decrease in gross margin also resulted partially from $18.8 million of product costs associated with products shipped to certain customers in the Asia-Pacific region for which revenue was not recognizable because we now believe that these customers indirectly used Company funds for the purchase of our products and, to a lesser degree, because certain customers purportedly had return rights for such products. We believe that such products, once delivered to the customer, will probably not be recoverable.

      Our gross margin has also been affected by significant erosion in the average selling prices of our products due to a number of factors, including competitive pricing pressures and rapid technological changes that we expect to continue in the future. We expect gross margin to be adversely affected by increases in material or labor costs, costs related to maintaining higher inventory balances, changes in product mix, changes in the geographical mix of customers and changes in the channels of distribution. We expect to continue to increase the percentage of sales to distributors, which may result in lower gross margins.

Research and Development Expenses

      Research and development expenses increased 75% and 151% to $14.8 million and $46.0 million in the three and nine months ended September 30, 2001 from $8.4 million and $18.3 million in the three and nine months ended September 30, 2000. Research and development expenses increased as a percentage of revenue to 79% and 80% for the three and nine months ended September 30, 2001 from 31% and 26% for the three and nine months ended September 30, 2000, respectively. The increase in research and development expenses both in absolute dollars and as a percentage of revenue from period to period is primarily attributable to increases in the number of research and development employees to an average of 272 for the nine months ended September 30, 2001, from 130 for the nine months ended September 30, 2000, and to the significant decrease in net revenue. We expect research and development expenses to decrease in absolute dollars going forward as a result of reductions in workforce implemented during the third quarter and expense reductions planned for future periods.

Sales and Marketing Expenses

      Sales and marketing expenses increased 17% and 77% to $17.9 million and $67.5 million in the three and nine months ended September 30, 2001, from $15.3 million and $38.1 million in the three and nine months ended September 30, 2000. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in personnel and related expenses required to implement our sales and marketing strategy and increased public relations and other promotional expenses. Sales and marketing expense as a percentage of revenue increased to 95% and 118% for the three and nine months ended September 30, 2001, from 56% and 54% in the three and nine months ended September 30, 2000. The increase in sales and marketing costs as a percentage of revenue from period to period is attributable to the significant decrease in revenue combined with increased expenses. The increase in expense during the nine months ended September 30, 2001 was also attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. We expect sales and marketing expenses to decrease in absolute dollars going forward as a result of reductions in workforce implemented during the third quarter and expense reductions planned for future periods.

General and Administrative Expenses

      General and administrative expenses increased 56% and 94% to $8.0 million and $20.2 million in the three and nine months ended September 30, 2001 from $5.1 million and $10.4 million in the three and nine months ended September 30, 2000. General and administrative expenses as a percentage of revenue increased to 42% and 35% for the three and nine months ended September 30, 2001 from 19% and 15% for the three and nine months ended September 30, 2000. The absolute dollar increase in general and administrative expenses during the three and nine months ended September 30, 2001 was largely attributable to an increase in personnel and related expenses required to build the infrastructure to support a larger organization based on anticipated higher current period revenue and higher revenue growth. General and administrative employee headcount averaged 132 for the nine months ended September 30, 2001 as compared to 80 for the nine months ended September 30, 2000. The increase in general and administrative expenses as a percentage of revenue from period to period is attributable to the significant decrease in revenue combined with increased expenses. We expect our general and administrative expenses to decrease going forward in absolute dollars as a result of reductions in workforce implemented during the third quarter and expense reductions planned for future periods.

Amortization of Deferred Compensation

      For the three and nine months ended September 30, 2001, amortization of deferred compensation was $1.9 million and $6.0 million as compared to $1.8 million and $4.1 million in the three and nine months ended September 30, 2000. Amortization of deferred compensation resulted from the grant of stock options to purchase common stock at prices below the deemed fair value as well as the assumption of stock options through acquisition at prices below the deemed fair value of our common stock. The deferred compensation is being amortized using the graded method over the vesting period of the stock options.

      On February 14, 2001, we cancelled approximately 2.9 million outstanding options under an Option Cancellation and Regrant program (the “Program”) for employees. Replacement options to purchase approximately 635,000 shares of common stock were granted to employees on February 15, 2001 at the fair market value of $13.625 per share. These shares vested in full on August 15, 2001 and expired unexercised on November 15, 2001. In addition, we granted replacement options to purchase approximately 916,000 shares of common stock to employees on August 17, 2001 at the fair market value of $6.30 per share under the Program. The options granted on August 17, 2001 vest ratably each month over a 24-month period and have a 10-year term.

Amortization of Goodwill and Other Intangibles

      Exclusive of amortization of developed technology, which is charged to cost of revenue, amortization of goodwill and other intangibles for the three and nine months ended September 30, 2001 was $9.1 million and $27.3 million as compared to $6.0 million and $6.5 million for the three and nine months ended September 30, 2000. The goodwill and purchased intangible assets were the result of three purchase business combinations. One purchase was completed in the fourth quarter of 1999 and two in the third quarter of 2000. The value of the purchased intangible assets was determined using independent valuations for both the PEAK and ACT Networks acquisitions in 2000.

Impairment Charges

      We have evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill, intangibles and fixed assets, recorded on our balance sheet at September 30, 2001, in accordance with Statement of Financial Accounting Standards (SFAS) 121.

      Due to circumstances created by the significant downturn in the telecommunications market and the effects of financial irregularities and the restatement, we recorded an impairment charge during the quarter ended September 30, 2001 against the goodwill and intangibles associated with our acquisitions of PEAK Software and ACT Networks, as well as our property and equipment. In accordance with our policy, undiscounted cash flows indicated that the assets were impaired. We calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of our long-lived assets. The cash flow periods used were 4.25 years using annual growth rates of 10% to 25%, the discount rate used was 27 percent and the terminal values were estimated based upon a sales market multiple of 1.2. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values reflect management’s best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with its operation. This resulted in a $99.1 million write-down of goodwill and other intangibles, as well as a $40.5 million write-down of property and equipment for the quarter ended September 30, 2001.

Recent Accounting Pronouncements

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

Status of R&D Projects Acquired from ACT Networks

      The projected results with respect to the research and development projects acquired from ACT Networks have not been achieved. The remaining $10.7 million in developed technology acquired from ACT Networks was written-off as part of the impairment of intangible assets in the third quarter of 2001.

      The following list provides the information regarding the status of research and development projects at the date of acquisition. There has been no change in expected costs through September 30, 2001 with the exception of the DynaStar project which was discontinued.

	Estimated costs to	Expected
	complete at time of	Costs at	Expected Date of
	acquisition	Completion	Completion

	(in millions)
NetPerformer	$3.9	$3.9	Q3 2001 (complete)
SX-10	$0.8	$0.8	Q3 2001 (complete)
DynaStar	$0.8	n/a	Discontinued

Restructuring Costs

      On May 14, 2001, we announced a reduction in workforce of approximately 10% and a streamlining of our business units to achieve cost savings and operating efficiencies in accordance with our previously stated goals. Further, in July 2001, we consolidated two of our three business units and announced an additional reduction of our workforce of approximately 27%. In September 2001, we announced further reductions in workforce, reorganizing our workforce along functional lines and targeted at eliminating approximately 50% of our remaining workforce.

      We recorded restructuring charges related to the reductions in workforce and excess facilities and equipment of approximately $37.0 million in the third quarter of 2001 and $51.2 million for the nine months ended September 30, 2001. During the three and nine months ended September 30, 2001, payments of approximately $6.4 million and $8.8 million in severance and other costs were made and charged against the accrual. At September 30, 2001, the remaining restructuring accrual was approximately $42.4 million of which this amount is expected to be paid with cash through 2011. As a result of our significant downsizing in personnel through our restructuring actions we expect to see a reduction of approximately $8.0 to $10.0 million per quarter in our operating expense.

Other Income (Expense), Net

      Other expense, net was $13.1 million and $9.1 million in the three and nine months ended September 30, 2001 as compared to other income, net of $5.1 million and $13.6 million in the three and nine months ended September 30, 2000. Other expense for the first three quarters of 2001 was primarily attributable to charges for impaired investments and loan reserves net of interest income earned. Interest income in the first three quarters of 2001 of $6.3 million, as compared with $13.6 million in the first three quarters of 2000, reflects lower cash and investment balances as compared to 2000. Charges for impaired investments were $6.1 million and $8.9 million for the three and nine months ended September 30, 2001. Charges for impaired loans were $8.2 million for both the three and nine months ended September 30, 2001. The charges for impaired loans are based on our determination that the collection of certain loans to strategic partners and unauthorized personnel loans are not collectible. We expect interest income to decrease in the remaining quarter of 2001 as cash resources are invested in working capital and used to fund operating losses.

Provision for Income Taxes

      The provisions for income taxes of $405,000 and $730,000 for the three and nine months ended September 30, 2001 and $2,000 and $286,000 for the three and nine months ended September 30, 2000, consist of foreign income taxes provided on the profits attributable to the Company’s foreign operations. Our effective tax rates differed from the combined federal and state statutory rates predominantly as a result of acquisition charges that were non-deductible for tax purposes.

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

      Net cash used in operating activities was $139.2 million in the nine months ended September 30, 2001 compared to $4.0 million in the same period of 2000. The net cash used in operating activities in this period in 2001 was principally the result of the net loss of $406.1 million, the decrease in accounts payable and accrued liabilities of $8.4 million, and the decrease in deferred revenue of $4.5 million. These amounts were partially offset by adjustments for amortization, depreciation, and property and equipment asset impairment charges, including fixed asset goodwill and intangible write-offs, of $190.8 million, the increase in restructuring and merger related accruals of $42.1 million, the increase in investment impairments of $8.9 million, the decrease in accounts receivable of $12.3 million, the decrease in inventories of $6.3 million, the decrease in prepaid expenses and other current assets of $1.1 million, and the increase in customer advances of $18.3 million. Amortization expense has increased significantly as a result of the deferred compensation, goodwill and intangibles related to two acquisitions completed during the third quarter of 2000. The decrease in accounts payable and accrued liabilities was primarily due to decreased inventory levels partially offset by increased operating expense levels. The decrease in deferred revenue was the result of a decrease in product revenue. The decrease in prepaid expenses and other current assets primarily resulted from a decrease in prepaid promotional costs and insurance costs. The increase in customer advances resulted from our receipt of funds from customers that we now believe may be subject to refund, because of (i) a purported return right, (ii) the customer not accepting possession of certain products or (iii) funds being subject to the payment of a guaranty obligation which we purportedly entered into for a loan to a customer, which we believe was used to purchase our products. The decrease in accounts receivables is the result of decreased sales of new and existing products in the third quarter of 2001. The decrease in inventory is largely due to the write down in the carrying value of (i) materials and finished goods relating to excess and obsolete products and (ii) finished goods pertaining to customers who have financed their purchases through a customer leasing program.

      Net cash used in operating activities of $4.0 million in the nine months ended September 30, 2000 was principally the result of the net loss of $62.4 million, an increase in inventories of $4.8 million, a decrease in accounts payable and accrued liabilities of $4.9 million, a decrease in deferred revenue of $740,000, and an increase in other assets of $1.3 million. These amounts were partially offset by adjustments for amortization of deferred compensation, goodwill and intangibles of $10.9 million, depreciation of $6.1 million and a charge for purchased in-process research and development of $31.5 million, and a decrease in accounts receivable of $8.2 million, an increase in customer advances of $7.2 million and an increase of restructuring and merger related accrual of $6.4 million. Amortization of deferred compensation, goodwill and intangibles increased significantly as a result of the two acquisitions completed during the third quarter of 2000. The increase in accounts receivable was the result of increased sales both through growth and acquisition.

      Net cash from investing activities was approximately $18.0 million in the first nine months of 2001 as compared to $33.0 million used in investing activities for the same period in 2000. For 2001, $65.0 million of cash from investing activities resulted from the sale and maturity of investments, net of purchases, as compared to $47.3 million invested in the purchase of investment securities, net of sales and maturities, during the same period in 2000. Cash used in investing activities during the nine months ended September 30, 2001 included $10.0 million in cash which became restricted to secure our line of credit, a loan to a leasing company of $5.0 million and purchases of property and equipment and expenditures on leasehold improvements totaling $32.0 million. These acquisitions included approximately $10.0 million in software licenses, approximately $9.0 million in computer equipment and approximately $8.0 million in furniture and leasehold improvements. Cash used in investing activities for the nine months ended September 30, 2000 included purchases of property and equipment totaling $19.0 million, which was based on anticipated higher current period revenue and higher revenue growth.

      Net cash from financing activities was $12.0 million in the nine months ended September 30, 2001 as compared to $5.4 million for the same period in 2000. The cash provided by financing activities during the nine months ended September 30, 2001 included proceeds from a line of credit of $10.0 million and $2.0 million in proceeds from the exercise of employee stock options and employee stock purchase plans. The proceeds from employee stock plans accounted for $5.4 million from financing activities during the first nine months of 2000.

      At September 30, 2001, our cash, cash equivalents and short-term investment balance, exclusive of restricted cash, was $86.3 million and will be used to fund our operating leases and our working capital and other capital expenditures, to fund our commitments under our remarketing arrangements with Clarent Finance LLC and for our other commitments and obligations.

      As of September 30, 2001, our principal commitments consisted of obligations outstanding under our operating leases of $72.5 million (of which $37.2 million has been accrued as part of our restructuring and merger related accruals), advances from customers in the Asia-Pacific region of $20.9 million, including a guaranty purportedly executed on behalf of the Company with respect to a strategic partner’s performance in connection with a $9.0 million guarantee of a loan, a secured line of credit of $10.0 million, remarketing obligations with a leasing company of $2.0 million, and an obligation to a venture capital management fund of $7.5 million.

      The Company’s total obligations and commitments are as follows (in millions):

Obligations and	Less than
Commitments	1 year	1 – 3 years	4 – 5 years	After 5 years

Operating Leases	$14.7	$33.1	$13.6	$11.1
Customer Advances	20.9	—	—	—
Lines of Credit	10.0	—	—	—
Remarketing Obligations	0.2	1.3	0.4	0.1
Venture Capital Management Fund	1.9	3.8	1.8	—

Total	$47.7	$38.2	$15.8	$11.2

      We currently have no material commitments for capital expenditures. In addition, we are subject to various legal actions that could have a materially adverse impact on our financial position for which our directors and officers insurance coverage may not be available. Please refer to the section entitled “Risk Factors that May Impact Future Operating Results” and Item 1 of Part II entitled “Legal Proceedings” for further discussion.

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

RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

      Factors that have affected our results of operations in the past and are likely to affect our results of operations in the future, include the following:

      We expect to require additional funds to continue operations according to our current business plan.

      On March 31, 2002, our cash, cash equivalents and short term investments was approximately $34 million, which may not be adequate to meet our operating cash needs through the end of 2002 based on our current business plan and results of operations. Our primary source of capital is our revenue from product and service sales, which historically has been, and we expect will continue to be, less than our expenses. As described more fully below, our revenues have been, and we expect will continue to be, materially affected by the downturn in demand for telecommunications equipment and by the events causing, and the impact of, the restatement of our financial statements. In addition, we have sustained, and expect to continue to sustain, substantial expenses relating to the restatement of our financial statements. As a result, we expect that our expenses will continue to exceed our revenues for the foreseeable future, and we will be required to raise additional funds in order to continue operations according to our current business plan. If we are not able to raise sufficient capital, we may have to curtail our operations, which could seriously harm our business, financial condition and results of operations, and we could have to cease operations.

      We have an accumulated deficit of approximately $540.8 million and expect to continue to incur operating losses for the foreseeable future.

      As of September 30, 2001, we had an accumulated deficit of approximately $540.8 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect to incur negative operating cash flow in the future. Generally, in the long term, we expect to continue to invest in our research and development and sales and marketing organizations, and we have substantial commitments and expect to incur substantial expenses related to the activities giving rise to the restatement of our financial statements. We will need to generate significant revenue growth to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

      We have experienced operating losses in each year since inception. The following table shows our operating losses for the periods indicated:

Operating Loss	Period

(in thousands)
$(396,292)	Nine months ended September 30, 2001
(112,402)	Year ended December 31, 2000 (restated)
(33,163)	Year ended December 31, 1999
(5,824)	Year ended December 31, 1998
(2,129)	Year ended December 31, 1997

      We are currently the target of securities litigation and may be the target of further actions, which will be costly and time consuming to defend.

      Beginning in July 2001, we and certain of our current and former officers and directors were named as defendants in several class action shareholder complaints filed in the United States District Court for the Southern District of New York, collectively captioned In re Clarent Corp. Initial Public Offering Securities Litigation. These lawsuits purport to bring suit on behalf of all purchasers of our common stock between July 1, 1999 and December 6, 2000. In these actions, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because our IPO registration statement and prospectus purportedly contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs further allege that the prospectus relating to our secondary offering was false and misleading for the same reasons. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer any of the complaints, and no discovery has been served on us. In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiffs’ counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002.

      Between September and October 2001, a series of securities law class action complaints were filed in the United States District Court for the Northern District of California against us and certain of our current and former executive officers and directors. The plaintiffs in each of these actions allege, among other things, violations of the Securities Exchange Act of 1934, as amended, due to the filing with the SEC of allegedly false financial statements concerning our results of operations for the second, third and fourth quarters of 2000, and the first and second quarters of 2001. The original complaints seek unspecified monetary damages and other relief. In November 2001, the court entered an order consolidating these actions into a single action, and in December 2001 appointed a lead class plaintiff. A consolidated complaint has not yet been filed. No discovery has taken place and no trial date has been set.

      In October and November 2001, four shareholder derivative actions were filed against us, three in the Delaware Chancery Court and one in California Superior Court. In November 2001, the three Delaware shareholder derivative actions were consolidated into a single action. The plaintiffs in these actions claim to be suing on our behalf and name various of our current and former officers and directors as defendants. The complaints assert several claims, including breach of fiduciary duties, corporate waste, abuse of control, unjust enrichment, usurpation of corporate opportunities and mismanagement, resulting from, among other things, our reporting of allegedly false financial statements concerning our results of operations for the second, third and fourth quarters of 2000, and the first and second quarters of 2001, our alleged failure to disclose information regarding our operations and the defendants’ alleged failure to implement and maintain adequate internal financial controls. The complaints seek unspecified monetary damages and other relief. The plaintiff in the California action has commenced discovery against the defendants. However, we are seeking a protective order relating to certain of the discovery requests. On March 23, 2002, our Board of Directors formed a special litigation committee of the Board of Directors to investigate the plaintiffs’ allegations. Discovery has not commenced in the Delaware action. No trial date has been set in either action.

      On April 12, 2002, a civil complaint for violations of the federal securities laws was filed against us and certain of our officers and directors in the United States District Court for the District of Minnesota entitled Ahlstrom, et al. v. Clarent Corporation, et al. The plaintiffs in this action include Irwin L. Jacobs and a number of investors apparently affiliated with him. Plaintiffs allege that we intentionally issued false financial reports for the Company between March 2001 and August 2001 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and similar provisions of Minnesota law. We currently believe that this litigation will be coordinated or consolidated for most pre-trial purposes with the other securities law class action matters currently pending against us. This matter is at an early stage. No response to the complaint has yet been filed, and no discovery has taken place.

      On April 26, 2002, certain former shareholders of PEAK Software Solutions, Inc. (“PEAK”), some of whom are employees of ours, including one of our key employees, filed a lawsuit against us in Colorado state court. The complaint alleges claims for common law fraud, securities fraud and breach of contract relating to our acquisition of PEAK in July 2000. The complaint does not specify the damages sought. The complaint has not yet been served and no response has been filed.

      The ultimate outcome of these matters cannot presently be determined and will require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows. No estimate can be made at this time of the possible loss or possible range of loss associated with the resolution of these actions.

      In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The uncertainty of the currently pending investigation and litigation could lead to more volatility in our stock price, if and when trading resumes. We may in the future be the target of securities class action claims similar to those described above.

      We have been and are continuing to cooperate with regulatory agencies in connection with their investigations of the actions relating to the restatement of our financial statements, and we expect the investigations to be time-consuming and costly and to divert management’s time and attention, and the investigations could result in penalties against us.

      On September 4, 2001, we contacted the Securities Exchange Commission (the SEC) and the Nasdaq Marketwatch to inform them of possible accounting and financial irregularities. Nasdaq commenced and now has completed an investigation relating to these matters. The Nasdaq investigation resulted in the delisting of our common stock from the Nasdaq Stock Market effective January 30, 2002.

      We also have been notified that the SEC has commenced an investigation regarding the events giving rise to the restatement. Although we are cooperating fully with the SEC in its investigation, we cannot anticipate actions that may be taken by the SEC or any other regulatory agencies should they begin investigations. The SEC has the ability to pursue civil or criminal penalties against us and our current and former officers and directors.

      Our investigation and our cooperation with the Nasdaq and SEC investigations have been costly and time-consuming. Our response to the SEC’s continuing investigation will be costly and time-consuming and will divert management’s time and attention from the operation of our business. The SEC investigation could result in civil or criminal penalties against us, which could seriously affect our capital resources. Any of these events could adversely affect our business, financial position, results of operation and cash flow.

      We are currently engaged in litigation and other disputes with former distributors and suppliers, which will be costly and time consuming to defend.

      On December 31, 2001, D-Link Corporation (“D-Link”), a distributor/supplier to us, filed two complaints in California Superior Court in which D-Link asserted various breach of contract claims against us. D-Link seeks damages of approximately $19.0 million plus interest with respect to these alleged breaches of contracts. On March 5, 2002 the court consolidated the two actions. We have filed a cross-complaint against D-Link alleging breach of contract and breach of warranty. We have answered D-Link’s complaints, denying all material allegations and asserting various affirmative defenses. Discovery has commenced with respect to both of the D-Link complaints, but a trial date has not been set.

      In December 2001, we received letters from Bright Oceans Corporation (HK) Limited (“Bright Oceans”) in which Bright Oceans asserted possible claims against us. Bright Oceans claimed that it purchased products from us on purchase orders subject to a right of return that it has now exercised, and that we are obligated to return Bright Oceans’ payment. Bright Oceans seeks recovery of $4.6 million plus interest and expenses.

      The ultimate outcome of these matters cannot presently be determined and will require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows. No estimate can be made at this time of the possible loss or possible range of loss associated with the resolution of these actions.

      In addition, litigation has often been brought against a company following significant restructurings of operations that affect its relationships with distributors and suppliers. We may in the future be the target of other claims similar to those described above.

      We may not be able to pay our operating lease commitments of approximately $72.5 million as of September 30, 2001.

      At September 30, 2001, we had operating lease commitments of approximately $72.5 million that are due and payable through 2011. These leases relate to approximately 396,000 square feet of facility space, of which approximately 307,000 square feet is excess based on our current operating levels. The excess space is principally in California.

      We are currently attempting to sublet the excess space or renegotiate our lease terms. The market for office space in California remains depressed, however, and we cannot guarantee that we will be able to find a sublessee for our excess office space. In addition, we entered into some of the leases at times when the demand for office space was considerably higher than now, and the rental rates under these leases are likely to be at prices that are higher than the price for which we will be able to sublease the space. As a result, even if we can identify a sublessee for our excess office space, we are likely to remain committed to pay some portion of the rent. In addition, the lessors of these properties are under no obligation to renegotiate our leases. If we are unable to sublet the premises subject to these leases, or are required to sublease the premises at a loss, and if we are not successful in renegotiating the lease terms, we will need to raise additional funds to cover these commitments which, as described above, may not be possible on terms that are acceptable to us, or at all.

      Our strategy to continue operating according to our current business plan relies heavily on achieving revenue targets, reducing expenses and effectively complying with our corrective measures.

      Our cash flows have been, and we expect will continue to be, materially impacted by the downturn in demand for telecommunications equipment and by the events causing, and the impact of, the restatement of our financial statements, which has decreased demand for our products. Although we implemented remedial measures to address the activities discovered in our investigation, our ability to achieve our business plan is dependent on our effective continued execution of these measures as we operate our business. Additionally, our ability to meet our revenue targets depends in large part on the continuing support of our customers and distributors, who may react adversely to the restatement of our financial statements. The restatement of our financial statements and the securities litigation filed against us has resulted in substantial negative publicity about us, which may cause some of our potential customers to defer purchases of our products. We may not be able to retain customers and distributors if they lose confidence in us, and our distributors may reexamine their willingness to do business with us. Some of our customers and distributors, particularly large organizations, may be reluctant to chose us or continue to use us as a vendor due to concerns over our weakened financial condition.

      In addition, we have incurred, and expect to continue to incur, substantial expenses relating to the restatement of our financial statements, regulatory agency investigations and litigation matters. We also have substantial operating lease and other commitments, which will require us to make substantial payments if we cannot renegotiate or otherwise reduce these commitments. Additionally, achieving our revenue and expense targets depends on factors that are beyond our control, such as the condition of the global economy, the status of capital expenditures in our customers’ markets and the outcome of the litigation against us. As a result, we cannot guarantee that we will be able to achieve the revenue and expense targets. If we do not achieve these targets, we will either have to raise additional financing or curtail or cease our operations.

      If we do need to raise additional capital, there is no guarantee that capital will be available to us on acceptable terms or at all. If we cannot secure additional funding on acceptable terms, we may be required to curtail or cease operations.

      We have limited access to the capital markets to raise additional financing should we need it. Investors recently have been reluctant to invest in relatively unproven high-technology companies such as our, and raising capital in the current market conditions is difficult. In addition, our ability to obtain additional financing on acceptable terms will be adversely affected by uncertainties relating to the outcome of the pending litigation involving us and the regulatory reviews to which we are subject as well as the effect of the restatement of our financial statements and the delisting of our common stock from the Nasdaq Stock Market. As a result, there is no guarantee that financing will be available on terms that are acceptable to us, or at all. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs.

      If we cannot raise needed funds on acceptable terms, we will have to curtail or cease operations. If we are required to curtail operations, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We also may be required to reduce our planned product offerings and development and marketing efforts. Any of these effects could seriously harm our business, financial condition and results of operations and could adversely affect our continued viability.

      If we are able to raise additional funds, we may do so from a combination of sources, potentially including debt and equity issuance, and the sale of assets. If we were to raise additional funds through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those of common stock holders, and the terms of such debt securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities would reduce the ownership percentage of our existing stockholders. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

      Our indemnification obligations to our directors and officers in connection with various securities and other litigation commenced against us, may deplete our cash resources and affect our ability to operate our business successfully.

      Our Amended and Restated Certificate of Incorporation provides for the indemnification of our directors with certain exceptions. In addition, our bylaws provide for the indemnification of our directors and executive officers as authorized by law and in accordance with any written indemnification agreements with our directors and executive officers. Our bylaws also permit indemnification of officers, employees and other agents in appropriate situations. We have entered into indemnity agreements with each of our directors and current and former executive officers, which provide that we will indemnify our directors and executive officers to the fullest extent allowed by law. The indemnity agreements also provide additional indemnification to our directors and executive officers in connection with any action, suit or proceeding, with certain exceptions.

      Various securities and other litigation claims have been filed against several of our current and former directors and officers. In addition, several of our directors and officers may incur costs arising from potential investigation by regulatory agencies, including Nasdaq and the SEC. The ultimate outcome of these matters cannot be presently determined and we cannot estimate the possible extent of our indemnification obligations or the availability of coverage through our insurance. We have purchased directors’ and officers’ liability insurance to reimburse us for the costs incurred in connection with our indemnification obligations described above. For the period from July 1999 through June 30, 2001, the period in which the claims against us and certain of our directors and executive officers were asserted, we had in place directors’ and officers’ liability insurance policies providing an aggregate of $35.0 million in coverage (the “D&O Policies”). The D&O Policies provide coverage, subject to various exclusions, including claims relating to the restatement of our financial statements. The D&O Policies provide that 100% of the costs incurred in defending claims asserted jointly against us and our directors and executive officers are allocated to the individuals’ defense and, thus, are covered by the policy.

      Certain of the insurers of the D&O Policies have reserved their rights to deny coverage, in whole or in part, as a result of (i) the activities of certain covered executives which may be imputed to us, which may result in a significant limitation of coverage or (ii) the errors or infirmities in the application process, which may enable the insurers to rescind the policy. If our insurance coverage is nonexistent or insufficient to indemnify our directors and officers to the extent provided in our bylaws and the indemnity agreements, our financial position, results of operations and cash flows could be materially adversely affected because we have not set aside any financial reserves to pay our indemnity obligations that are denied or not covered by our D&O Policies.

      Our failure to manage our recent strategic restructuring effectively could negatively affect our results of operations.

      When we began commercial shipment of our products in March 1997, we initially experienced a period of rapid growth and expansion that significantly strained all of our resources. However, from December 31, 2000 to the filing of this report, the total number of our employees decreased from approximately 848 to approximately 180 currently due to organizational restructuring and related reductions in workforce arising from reduced revenue expectations. Despite these recent reductions in workforce, we expect our implementation of organizational restructuring will place strain on our management, and operational and financial resources. The success of our organizational restructuring depends on the ability of management to utilize reduced resources effectively. We may not be able to implement our strategic focus on the local access or our “last mile” market in an efficient and timely manner. Delays in streamlining our operations during our transition to the local access market focus may impair our ability to accurately forecast sales demand, manage our product inventory, and record and provide support services to our customers. Our inability to manage our organizational restructuring effectively could seriously harm our business, financial condition and results of operations. Finally, we may be the target of employment litigation in connection with our restructuring and reductions in workforce.

      If the strategic restructuring of our organization is not effective, our financial results and business could suffer.

      In response to changes in industry and market conditions we are restructuring, and may continue to restructure, our activities to more strategically realign our resources and improve our operational efficiency. Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment which may not prove to be accurate. Our restructuring plan has involved the implementation of a number of initiatives to streamline our business and improve operational efficiency. We cannot assure you that our restructuring plan will result in sufficient cost reduction or greater operational efficiency in light of current or future capital markets and telecommunications industry conditions. We also cannot assure you that we will not be required to refine, expand or extend our restructuring plan, or that we will improve our operational efficiency as a result of our restructuring plan. In addition, we cannot assure you that we will be able to successfully utilize our reduced workforce resources effectively or that our management will be effective during our restructuring. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could adversely affect our business, results of operations and financial condition. Finally, we may be the target of employment litigation in connection with our restructuring and reductions in workforce.

      If we are unable to attract or retain key personnel and qualified employees as a result of uncertainty about our future and the possible loss of confidence of our employees, we may not be able to operate our business successfully.

      Our success depends in large part upon our ability to attract and retain key personnel and qualified employees, particularly senior management, highly skilled engineers, sales personnel, marketing personnel and support personnel, despite our recent workforce reductions. The competition for such key personnel and qualified employees is intense. Uncertainty about our future and the possible loss of confidence of our employees in connection with the restatement of our historical revenue, multiple lawsuits filed against us, regulatory review and recent negative publicity could harm our ability to attract and retain key personnel and qualified employees, which could materially adversely affect our business, operating results and financial condition. In addition, we have effected several reductions in workforce designed to align our workforce with our anticipated level of business. These reductions in workforce were targeted at eliminating more than 80% of the workforce we had in early 2001 by early 2002 and terminating several senior executives.

      Our success also depends upon our ability to attract and retain key executive officers and senior management. We have recently experienced significant management changes and several executives either resigned or were terminated in connection with the financial irregularities investigation and as a result of reductions in workforce that have been accompanied by the restructuring of our operations. These management changes have resulted in transitional difficulties, and a significant strain on our management systems, infrastructure, resources, operational capabilities and planning and management processes, which will make it difficult for us to implement our business strategy and may adversely impact our operating results, financial condition and our ability to increase revenues or control costs. In addition, if we are unable to retain our key executive officers, recruit new key officers or train and manage our workforce, our business, operating results and financial condition could be adversely affected.

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

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure through confidentiality agreements to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, we cannot be sure that certain of our former employees have taken appropriate steps to protect our intellectual property consistent with our policies. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many United States companies have encountered substantial infringement problems in these countries, some of which are countries in which we have sold and continue to sell products. If we fail to protect our intellectual property rights adequately, it would be easier for our competitors to sell competing products.

      Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our products.

      We believe there is a risk that third parties have filed, or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, copyrights, trademarks or other proprietary rights. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If we are unable to obtain the license or acceptable terms, we may be unable to market our products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business, financial condition and results of operations.

      Sales to customers based outside the United States have historically accounted for a significant portion of our revenue, which exposes us to risks inherent in international operations.

      International sales represented approximately 70% of revenue for the nine months ended September 30, 2001, 65% of total revenue in 2000 and 54% of total revenue in 1999. Our international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations.

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

      Our vendors and suppliers may react adversely to the restatement of our historical financial statements and our weakened financial condition, which would make our continuing viability uncertain.

      Our future success depends in large part on the support of our vendors and suppliers, who may react adversely to the restatement of our historical financial statements. The restatement of our historical financial statements and the securities litigation filed against us has resulted in substantial negative publicity about us, which has caused some of our potential customers to defer purchases of our products. Our vendors and suppliers may reexamine their willingness to do business with us if they lose confidence in us and our ability to fulfill our commitments.

      The success of our business depends in part on our ability to enter into contracts with companies and for the continuing provisions of product and services. Some of these companies, particularly large organizations, may be reluctant to chose us or continue to use us as a vendor due to concerns over our weakened financial condition.

      Our common stock is currently not eligible for trading on any public market, which has adversely affected the market liquidity and volume of trading of our common stock and has made it more difficult for us to raise additional capital.

      Our common stock was delisted from the Nasdaq Stock Market, effective January 30, 2002, based on Nasdaq’s determination that we had violated certain of the Nasdaq continued listing requirements as a result of (i) our failure to file our quarterly report on Form 10-Q for the quarter ended September 30, 2001, (ii) the failure of our annual report on Form 10-K for the fiscal year ended December 31, 2000 to contain audited financial statements because our auditor, Ernst & Young LLP, informed us that our financial statements for the year ended December 31, 2000 should no longer be relied upon as a result of the matters which gave rise to the need for a special investigation and for which the investigation and resulting restated financial statements were not complete, rendering our financial statements unaudited at that time, and (iii) public interest concerns related to the protection of investors. Our common stock is not currently eligible for trading on any public market, although private transactions involving our stock are now quoted on the OTC Market Pink Sheets Electronic Quotation Service (the “Pink Sheets”) under the symbol “CLRN.” As a result, an investor will likely find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. In addition, until we are in compliance with the public filing requirements of the Securities Exchange Act of 1934, as amended, the quoting of our common stock on the Pink Sheets is not eligible to be sponsored by a market maker, which may make it more difficult for an investor to acquire or dispose of our common stock in the secondary market. In addition, if when or our common stock is eligible to be sponsored by a market maker, our common stock will be subject to so-called “penny stock” rules, which impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock and purchasers of our common stock may have more difficulty selling such common stock on the Pink Sheets. In all cases, the market liquidity and volume of trading of our common stock has declined and has made it more difficult for us to raise additional capital.

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

      We have historically derived the majority of our revenue from a small number of customers. One customer, Grintek Telecom individually accounted for 26% of our revenue for the quarter ended September 30, 2001 and 17% for the nine months ended September 30, 2001. In the fiscal year 2000, no one customer individually accounted for 10% or more of our net revenues. In 1999, entities affiliated with AT&T Corporation accounted for 15% of net revenue and entities affiliated with Ji Tong Communications accounted for 10% of net revenue. None of our customers is obligated to purchase additional products or services. Accordingly, we cannot be certain that present or future customers will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations.

      Our future ability to generate sales depends on the interoperability of our products with those of other vendors.

      While our products currently connect to the traditional telephone system using standard interfaces, an increasing number of our customers have requested that our products interoperate with competing IP telephony products from other vendors. The interoperability standards for IP telephony equipment are evolving. We have developed only initial interoperable solutions, but if we are unable to provide or maintain our customers’ interoperable solutions with other vendors’ products, they may seek vendors who provide greater product interoperability. This could seriously harm our business, financial condition and results of operations.

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

      We are now in the process of converting our overseas sales organization into distributorships and have significantly downsized our direct sales force and operating activities in a number of countries. We believe that our future success is dependent upon our ability to establish and manage successful relationships with a variety of domestic and international distribution partners and key personnel with our direct sales force. We have agreements with more than 25 distribution partners that accounted for approximately 31% and 24% of net revenue for the three and nine months ended September 30, 2001, 31% of revenue in the fiscal year 2000 and 16% of revenue in 1999. These distribution agreements typically may be terminated without cause upon 90 days notice. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to marketing, selling and supporting our products. To generate greater revenue from distributors, we must successfully manage our distributor relationships, which we cannot guarantee that we will be able to do in the future. Our inability to generate revenue from distribution partners may harm our business, financial condition and results of operations.

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

      We incur research and development, and sales and marketing, including customer support, expenditures prior to receiving orders for our products from any given customer. The length of the sales cycle with a particular customer is influenced by a number of factors, including:

•	a customer’s experience with sophisticated telecommunications equipment, such as our product;

•	the particular telecommunications market that the customer serves; and

•	the cost of purchasing our product, including the cost of converting from installed equipment, which may be significant.

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

      Certain provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the board of directors to issue preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	establishing a classified board of directors requiring that members of the board of directors be elected in different years.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Market Risk

      Our financial market risk includes risks associated with international operations and related foreign currencies. We anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international sales are largely denominated in U.S. dollars and therefore are not subject to material foreign currency exchange risk. Expenses of our international operations are denominated in each country’s local currency and therefore are subject to foreign currency exchange risk; however, through September 30, 2001 we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any hedging activities or use derivative financial instruments.

      We have an investment portfolio of fixed income securities, including those classified as cash equivalents, of approximately $73 million at September 30, 2001. These securities are subject to interest rate fluctuations and will decrease in market value if interest rates decrease. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments such as U.S. government securities and instruments issued by high quality financial institutions and companies, including money market instruments and debt issued by corporations. A hypothetical 100 basis point increase in interest rates would result in less than a $200,000 decrease (less than 0.2%) in the fair market value of our available-for-sale securities.

      We have investments in equity and debt securities of privately held companies for the promotion of business and strategic objectives of $6.9 million at September 30, 2001. These investments are generally in companies in the telecommunications industry. We also have invested in a venture capital management fund. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. During the nine months ended September 30, 2001 we recorded impairment losses of $8.9 million on investments and realized gains of $1.4 million.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are filed as part of this Form 10-Q:

10.32	Separation Agreement, dated July 30, 2001, by and between the registrant and Peter Bohacek.
10.33	Offer Letter, dated August 10, 2001, by and between the registrant and David Emerson.

      (b) Reports on Form 8-K.

      On September 4, 2001, the Company filed a Current Report on Form 8-K announcing that its previously reported revenues for the first and second quarters of fiscal year 2001 may have been materially overstated and that the Company has formed a special committee to investigate a number of transactions that place in question the Company’s historical financial results.

CLARENT CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARENT CORPORATION

By:	/s/ JOHN J. O’SHEA

John J. O’Shea
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: May 8, 2002

EXHIBIT INDEX

Exhibit Description

10.32	Separation Agreement, dated July 30, 2001, by and between the registrant and Peter Bohacek.
10.33	Offer Letter, dated August 10, 2001, by and between the registrant and David Emerson.